Form 10QSB
period 1999-09-30
BALLYNAGEE ACQUISITION CORP
filed 1999-11-22
CIK 1092310

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                     For the period ended September 30, 1999

                         Commission file number 0-26997

                           E-FINANCIAL DEPOT.COM, INC.
                 (Name of Small Business Issuer in Its Charter)

               Delaware                            33-0809711
         (State of Incorporation)           (IRS Employer Identification No.)

                    1005-750 W. PENDER VANCOUVER , BC V6C 2T8
                    (Address of Principal Executive Offices)

                                  (877)739-3812
                            Issuer's Telephone Number


         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No ___

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 12,500,000 shares of Common Stock ($.001 par value) as of November 16, 1999.


         Transitional small business disclosure format:  Yes     No  x
                                                            ---     ---

                           E-FINANCIAL DEPOT.COM, INC.

                     Quarterly Report on Form 10-QSB for the
                   Quarterly Period Ending September 30, 1999


                                Table of Contents

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited).

                  Consolidated Statements of Operations:
                  Three Months Ended September 30, 1999 and 1998;
                  Nine Months Ended September 30, 1999 and 1998

                  Consolidated Balance Sheets:
                  September 30, 1999 and December 31, 1998

                  Consolidated Statements of Cash Flows:
                  Nine months ended September 30, 1999 and 1998

                  Notes to Consolidated Financial Statements:
                  September 30, 1999

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings.

         Item 2.  Changes in Securities

         Item 3.  Defaults Upon Senior Securities.

         Item 4.  Submission of Matters to a Vote of Security Holders.

         Item 5.  Other Information.

         Item 6.  Exhibits and Reports on Form 8-K.

PART I.  FINANCIAL INFORMATION
         Item 1.  Financial Statements (Unaudited).

                           E-FINANCIAL DEPOT.COM, INC.
                        CONSOLIDATED STATEMENTS OF LOSSES
                                   (Unaudited)

                                                         Three Months ended Sep 30              Nine Months ended Sep 30
                                                         1999               1998                1999                1998
Revenues                                                    288,207         -0-                     880,182          -0-
                                                            -------                                 -------
Total Revenue                                              $288,207         -0-                    $880,182          -0-
                                                           --------                                --------

Cost and Expenses:

Consulting fees                                              20,700         -0-                      57,773          -0-
Professional fees                                             1,345         -0-                       2,845          -0-
Salaries and wages                                           29,220         -0-                      89,078          -0-
General & administrative expenses                            13,220         -0-                      42,167          -0-
Bad debt expense                                            238,770         -0-                     238,770          -0-
Newswire                                                          -         -0-                       7,890          -0-
                                                   -----------------                     -------------------

Total expenses                                              303,255         -0-                     438,523          -0-
Net ordinary Income (Loss) Before Taxes                    <15,048>         -0-                     442,013          -0-
Realized gain on sale of securities                           9,525         -0-                      28,667          -0-
Net Income (Loss) Before Taxes                              <5,523>                                 470,326          -0-
                                                   -----------------                     -------------------
Income tax benefit (expense)                                   -0-          -0-                   (122,097)          -0-
                                                   -----------------                     -------------------

Net Income (Loss)                                          $<5,523>         -0-                    $348,229          -0-
                                                   =================                     ===================

Income (Loss) per common share <$0.01>                         -0-          -0-                       $0.61       $0.00

Weighted average common shares outstanding                722,222      500,000                      574,074     500,000

        The accompanying notes are an integral part of these statements.

                           E-FINANCIAL DEPOT.COM, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                         Sep 30, 1999           December 31, 1998
ASSETS                                                    (unaudited)               (audited)
Current Assets
    Cash                                                        209                     0
    Accounts receivable                                     257,019                     0
                                                            -------
Property & equipment, Net                                    35,175                     0
                                                             ------
Other Assets
    Investments - Securities                                210,795                     0
                                                            -------
Total other Assets                                          210,795                     0
                                                            -------
Total Assets                                                502,990                     0
                                                            =======
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
    Notes Payable                                           46,614                      0
                                                            ------                      -
    Total current liabilities                               46,614                      0
                                                            ------                      -
Total liabilities                                           46,614                      0
                                                            ------
Shareholders  Equity

Preferred stock 10,000,000
    Shares authorized $.001 par
    Value, none issued and outstanding

Common stock 20,000,000
     shares authorized $.001 par value
     500,000 issued at December 31, 1999                     2,500                    500
     2,500,000 shares issued at September 30, 1999
Additional paid in capital                                  456,376                 1,410
Retained earnings                                            72,302                <1,910>
Unrealized loss on available-for-sale securities            <74,802>

NET SHAREHOLDERS EQUITY                                     502,990                     0
                                                            -------                     -

The accompanying notes are an integral part of these statements.

                           E-FINANCIAL DEPOT.COM, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                      For the Nine Months Ended September 30,
                                                                                       1999                             1998
                                                                                       ----                             ----
Cash flows from operating activities:
              Net income from operating activities                                      $   468,726                      0
              Adjustments to reconcile net income to net cash:
                  Depreciation                                                                1,600                      0

                  Gain sale of securities                                                                                0
                                                                                            (28,667)
                  Available-for-sale securities exchanged for services                     (282,960)                     0
                  Change in:  Receivables                                                  (233,110)                     0
                      Accounts payable                                                         (924)                     0
              Net cash used in operating activities                                       ---------
                                                                                            (75,335)
Cash flows used in investing activities:
              Capital expenditures                                                           (7,462)                     0
              Proceeds from available-for-sale securities                                    56,704                      0
              Cash acquired in merger                                                         6,436                      0
                                                                                          ---------
              Net cash provided by investing activities                                      55,678

Cash flows (used) provided in financing activities:
              Proceeds from notes payable                                                    19,866                      0
                                                                                          ---------
              Net cash provided by financing activities                                      19,866                      0
                                                                                          ---------
Net increase (decrease)                                                                         209

Cash and cash equivalents at January 1                                                            -
                                                                                          ---------
Cash and cash equivalents at June 30                                                      $     209
                                                                                          =========
Supplemental Disclosure of Cash Flow Information:
-------------------------------------------------
              Cash paid during the period for interest                                    $       -

Supplemental Disclosure of Noncash Transactions:
------------------------------------------------

              Available-for-sale securities exchanged for services                        $     350                     0

    The accompanying notes are an integral part of these financial statements

                           E-FINANCIAL DEPOT.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

                                   (UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES

General
-------

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB, and therefore, do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's December 31, 1998 annual report included in SEC Form 10-SB.


Basis of Presentation
---------------------

On September 20, 1999 RJI Ventures, Inc., formerly Talk Stock With Me, Inc. ("RJI") a Nevada Corporation completed a Stock Exchange Agreement with the Company. From inception, until the date of the exchange, the Company was an inactive corporation with no assets and liabilities. Subsequent to the exchange, the resulted merged corporation was re-named e-Financial Depot.Com, Inc. ("e-Financial or the "Company").

Effective with the exchange, all previously outstanding common stock, preferred stock, options and warrants owned by RJI stockholders were exchanged for an aggregate of 2,000,000 shares of the Company's common stock.

RJI was incorporated in November, 1998 and began operations in the first quarter of 1999. RJI develops, markets and operates an internet web site devoted to the research of U.S. and Canadian equity issues. The accompanying condensed financial statements include the accounts of the Company and its wholly owned subsidiary, RJI from January 1, 1999 through September 30, 1999.

Use of Estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ significantly from those estimates.

Item 2.

Company Overview:
-----------------

e-financial depot.com., Inc. (the Company) is filing its first ever IOQ for the quarter ended Sept. 30, 1999.

The company is the result of a name change from Ballynagee Acquisition Corp. and a symbol change from BYNG to FDPO. The newly named company trades on the OTC: BB as FDPO (OTC:BB).

The Company is in its first year of business and as can be seen from the financial statements is moderately profitable on accelerating revenues. The Company has an aggressive acquisition and growth oriented business plan which will need to be financed in order to be accomplished. To date, there are no firm financial plans in place.

The Company has sufficient cash to operate its existing business for the next twelve months given that the valuation of the marketable securities can be realized. However the aggressive growth foreseen in the business model will require funding, and therefore the raising of funds, in order to be achieved.

The Company is completing the build out on a full service financial destination currently scheduled to launch in early January 2000. The full service, interactive site is being designed to provide a full range of financial services including extensive investor education, unbiased streaming news, full service investment support, on-line trading, estate planning, life insurance, mortgage banking, commentary on line radio. Programming will vary monthly but will look for high interest items for Talk Stock subscriber group (currently in excess of 480,000 members). The Company intends to build a complete source for financial education into the destination.

The growth of e-financial depot.com is forecast initially to be at rates well in excess of those currently supporting internet based e-commerce application. As with all e-commerce sites there is an inherent uncertainty as to volume. Instant scalability is one of the internet advantages, but it is equally possible to lose volume due to poor quality or items of low interest or of too high a specialization. The Company is mindful of the pitfalls and is working to ensure success in this dynamic environment.

It is highly probable the Company's aggressive growth model will be interrupted by a need for consolidation. While the current and foreseeable management structure is augmented by solid specialized consultants with broad geographic experience, the reaches of the business plans could need to pause and then continue the aggressive growth in shareholder value.

The material changes confronting the Company at this time are all likely as a consequence of executing the business plan or the financing thereof. It is too early to speak to any standard measures of shareholder value.
These should however be present in future reports.

The Company may suffer some seasonal or cyclical downturns which may be associated with North American or World stock market volumes. Similarly, financial markets broadly will have an effect on the Company's ability to deliver shareholder value.

The Company intends to finalize an incentive stock option plan in the quarter ending December 31, 1999. The Company intends to have all key employees and consultants sharing, in a responsible way, in their contributions to the development of e-financial depot.com

Management's Discussion and Analysis of
----------------------------------------
         Financial Condition and Results of Operations
         ----------------------------------------------
         Nine Months Ended September 30, 1999 and 1998
         ---------------------------------------------

The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto, included elsewhere within this Report.

Results of Operations
---------------------

The Company's revenues increased by $880,182 for the nine months ended September 30, 1999, from no revenues during the same period in 1998. Revenues consist of primarily fees for consulting services and the sale of equity issues received in connection with providing services to client companies and organizations. The increase was as a result of the Company's acquisition of RJI in 1999, which was formed in late 1998 and began operations in 1999. The Company was in the development stage and had no operations during the first nine months of 1998.

The Company's revenues increased by $288,207 to $880,182 for the third quarter of 1999, from no revenues during the same period in 1998. Revenues consist of primarily fees for consulting services and the sale of equity issues received in connection with providing services to client companies and organizations. The increase was as a result of the Company's acquisition of RJI in 1999, which was formed in late 1998 and began operations in 1999. The Company was in the development stage and had no operations during the third quarter of 1998.

The Company's expenses increased $ 438,523 for the first nine months of 1999 as compared to the same period in 1998. Expenses consist of primarily of compensation for services, marketing and promotion. The increase was as a result of the Company's acquisition of RJI in 1999, which was formed in late 1998 and began operating in 1999. The Company was in the development stage and had no operations during the first nine months of 1998.

The Company's expenses increased $303,255 for the third quarter of 1999 compared to the same period in 1998. Expenses consist of primarily of compensation for services, marketing and promotion. The increase was as a result of the Company's acquisition of RJI in 1999, which was formed in late 1998 and began operations in 1999. The Company was in the development stage and had no operations during the third quarter of 1998. During the quarter, new management did an in-depth analysis of the accounts receivable of Talk-Stock and consequently $238,770 of receivables were written off during the quarter.

Liquidity and Capital Resources
-------------------------------

The Company's balance sheet at September 30, 1999 reflects working capital of $421,409.

While the Company has borrowed funds from officers and shareholders to meet its short-term working capital needs, additional financing is required in order to implement the Company's business plan and achieve sustained profitability. The Company is seeking financing in the form of equity from private investors in order to provide working capital. There are no assurances the Company will be successful in raising the funds required.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.

          None

Item 2.   Changes in Securities.

In April 1997, the Company issued 450,000 shares of common stock at a price of $.001 per share to its founders. The Company also issued 50,000 shares of common stock at a price of $.001 per share in a limited private placement to approximately 50 investors.

On September 20, 1999 the Company issued an aggregate of 2,000,000 shares of common stock to the shareholders of Talk Stock with Me, Inc. causing the Company to become the sole shareholder of RJI Ventures, Inc. (formerly Talk Stock with Me,Inc.)

On October 13, 1999, the company announced the approval of a four-shares-for-every-one-share stock dividend on its common stock (resulting in five total shares in place of one share after the stock dividend). The record date for the stock dividend was October 14, 1999.

Item 3.  Defaults Upon Senior Securities.

         None

Item 4.  Submission of Matters to a Vote of Security Holders.

At December 31, 1998, the Company's authorized capital stock was 20,000,000 shares of common stock, par value $0.001 per share and 10,000,000 shares of preferred stock, par value $.001 per share. On that date the Company had outstanding 500,000 shares of common stock and no shares of preferred stock.

On November 2, 1999 the Company's stockholders unanimously approved, through written consent, to amend the Company's certificate of incorporation to (i) increase the capital stock to 110,000,000 shares from 30,000,000 shares, which included an increase of the authorized shares of common stock, par value $0.001 per share, to 100,000,000 shares from 20,000,000 shares, and (ii) change the name of the Company to e-Financial Depot.com, Inc.

For the proposal to increase the authorized capital stock, 2,750,000 affirmative votes and no negative votes were cast. For the proposal to change the Company's name, 2,750,000 affirmative votes and no negative votes were cast.

Item 5.  Other Information.

On November 2, 1999 the Company amended its articles of incorporation to change its name to e-Financial Depot.Com, Inc. The Company's new address is 1005-750 West Pender Street, Vancouver, BC, Canada V6C 2T8. The Company's telephone number is 877-739-3812.

Item 6.  Exhibits and Reports on Form 8-K.

(a) The following exhibit is attached, as required by Item 601 of Regulations SB. Exhibit 3(I) Amendment to Articles of Incorporation dated November 2, 1999.

(b)      Reports on Form 8-K during the quarter ended September 30, 1999:

 A current report on Form 8-K, dated October 1, 1999, was filed by the Company to report a transaction under item 1, Changes in Control of Registrant, Item 2, Acquisition or Disposition of Assets, and Item 7, Financial Statements and Exhibits.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 E.-FINANCIAL DEPOT.COM, INC.
                                                 Registrant


          November 19, 1999                      By:    /s/ John Huguet
          -----------------                         -------------------
                      Date                                  John Huguet
                                                            President