Form 10KSB40
period 1999-12-31
E FINANCIAL DEPOT COM
filed 2000-04-14
CIK 1092310

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON,  D.C.  20549
                                                        OMB APPROVAL
                                             OMB  Number:  3235-0420
                                            Expires:  May  31,  2000
                                          Estimated  average  burden
                                       hours  per  response  3225.00
                                       -----------------------------

                                   FORM 10-KSB
(Mark  One)

[X]     ANNUAL  REPORT  UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934
            For  the  fiscal  year  ended  December  31,  1999
                                    --------------------------
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For  the  transition  period  from          to
        Commission  file  number

                           E-FINANCIAL DEPOT.COM, INC.
                           ---------------------------

                 (Name of small business issuer in its charter)

       DELAWARE                                       33-0809711
       --------                                       ----------
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)               Identification No.)

   150 - 1875 CENTURY PARK EAST
   CENTURY CITY, CALIFORNIA                            90067
   ------------------------                            -----
(Address of principal executive offices)          (Zip Code)

Issuer's  telephone  number  (877)  739-3812
                              ---   --------

Securities  registered  under  Section  12(b)  of  the  Exchange  Act:

     Title of each class          Name of each exchange on which registered


Securities  registered  under  Section  12(g)  of  the  Exchange  Act:

                         COMMON STOCK, PAR VALUE $0.001
                         ------------------------------
                                (Title of class)

                                (Title of class)

POTENTIAL PERSONS WHO ARE TO RESPOND TO THE COLLECTION OF INFORMATION CONTAINED IN THIS FORM ARE NOT REQUIRED TO RESPOND UNLESS THE FORM DISPLAYS A CURRENTLY VALID OMB CONTROL NUMBER.

     Check  whether  the  issuer  (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                   Yes  [X]  No  [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State  issuer's  revenues  for  its  most  recent  fiscal year.  $1,197,813
                                                                      ----------

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

3,458,000  common  shares  @  $5.1875  (1)  =  $17,938,375
----------------------------------------------------------
(1)  Average  of  bid  and  ask  closing  prices  on  April  11,  2000

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

     (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities  under  a  plan  confirmed  by  a  court.     Yes [ ]     No [ ]

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

13,010,000  common  shares,  par  value  $0.001 outstanding as of March 31, 2000
--------------------------------------------------------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

     If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

     Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ ]

                                     PART I

ITEM  1.     DESCRIPTION  OF  BUSINESS.

General

Following its incorporation on April 27, 1997, e-financial depot.com, Inc. (the "Company") operated as a "blank check" company, and was originally organized to engage in any lawful corporate business including, but not limited to, participating in mergers with and acquisitions of other companies. The Company's executive offices are located at 1875 Century Park East, Suite 150, Century City, CA 90067 (Telephone: (877) 739-3812). The Company also has corporate offices located at Suite 1005 - 750 West Pender Street, Vancouver,
British  Columbia,  Canada  V6C  2T8  (Telephone:  (604)  689-4195).

Other than as disclosed herein, the Company has not been involved in any bankruptcy, receivership or similar proceedings, nor has it been a party to any material reclassification, merger, consolidation, purchase or sale of a significant amount of assets not in the ordinary course of its business.

The Company's financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this Annual Report, unless otherwise specified, all dollar amounts are expressed in United States Dollars. Herein, all references to "CDN$" refer to Canadian Dollars and all references to "common shares" refer to common shares in the capital stock of the Company.

Business  Development  of  the  Company  of  the  Past  Three  Years

The Company is a Delaware corporation organized on April 21, 1997, under the name "Ballynagee Acquisition Corp.". On November 2, 1999, the Company changed its name to "e-financial depot.com, Inc." The Company was originally organized as a "blank check" company, incorporated to engage in any lawful corporate business including, but not limited to, participating in mergers with and acquisitions of other companies.

On September 20, 1999, the Company entered into a Stock Exchange Agreement (the "Exchange Agreement") with RJI Ventures, Inc., formerly Talk Stock With Me, Inc. ("RJI"), a Nevada Corporation . From inception until the date of the Exchange Agreement, the Company was an inactive corporation with no assets or liabilities. Subsequent to the Exchange Agreement, the resultant merged corporation was re-named e-financial depot.com, Inc. At the same time, all previously outstanding common stock, preferred stock, options and warrants owned by RJI stockholders were exchanged for an aggregate of 2,000,000 shares of the Company's common stock. RJI was incorporated in Nevada in November, 1998, and began operations in the first quarter of 1999 as a developer, marketer and operator of an internet web site devoted to the research of U.S. and Canadian equity issues.

On October 13, 1999, the Company announced the approval of a "four-for-one" stock dividend on its common stock, which resulted in five total shares in place of one share. The record date for the stock dividend was October 14, 1999.

At a special meeting on November 2, 1999, the Company's stockholders unanimously approved, through written consent, to amend the Company's certificate of incorporation to:

     (i) increase the capital stock to 110,000,000 shares from 30,000,000 shares, which included an increase of the authorized shares of common stock, par value $0.001 per share, to 100,000,000 shares from 20,000,000 shares; and

     (ii) change the name of the Company to e-Financial Depot.com, Inc. On November 2, 1999 the Company amended its articles of incorporation to change its name to e-Financial Depot.Com, Inc.

On November 30, 1999, the Company entered into a share purchase agreement (the "Share Purchase Agreement") with TradeFast Inc. ("TradeFast"), a private holding company for an electronic stock brokerage that leverages direct-access communications with the stock exchanges through its principal operating arm, to provide investors and traders with real-time order matching and transaction clearing, and Alan Cohen. Pursuant to the Share Purchase Agreement, the Company acquired 100% of the issued and outstanding shares of TradeFast. Under the terms of the Share Purchase Agreement, the Company issued a total of 4,000,000 shares of restricted stock to the sole shareholder of TradeFast. As a result of TradeFast's achievement of profits in excess of $3,000,000 in the preceding twelve-month period, none of the shares issued are subject to the escrow or cancellation terms of the earlier agreement in principle governing the purchase. In connection with the closing of the November Letter of Intent, the Company entered into verbal management services agreements with certain of the principals of TradeFast, pursuant to which the Company will pay fees equal to 20% (30% in the first year) of the net profits received by Trade-Fast Inc. through the operations of its current business segments.

On January 19, 2000 the Company signed a letter of intent pursuant to which it will acquire Westcor Mortgage (the "Westcor Letter of Intent"), a leading mortgage banking company located in Calgary, Alberta, Canada. Westcor Mortgage is a privately held company that provides real estate financial services both through conventional methods and through its website, www.westcormortgage.com. Through its extensive partner network of Canadian financial institutions, Westcor has grown to become one of the largest-volume mortgage brokerage firms in Western Canada. As a result of the Westcor Letter of Intent, Westcor Mortgage will become a wholly-owned subsidiary of e financial depot.com. Under terms of the Westcor Letter of Intent, Westcor will receive a total of $2.2 million in cash and stock.

Subsequent to the year ended December 31, 1999, on January 31, 2000, the Company entered into a funding agreement (the "Funding Agreement") with Oxford Capital Corporation ("Oxford"), which was completed on February 24, 2000 (the "Closing Date"). Pursuant to the Funding Agreement, the Company issued to Oxford 6% Convertible Debentures (the "Debentures") and a two year warrant to purchase 250,000 shares of common stock in the capital of the Company at US$5.00 per share (the "Warrants"), in exchange for funding in the amount of $2,500,000. The Debentures are due January 31, 2003 and bear interest at the rate of 6% per year, payable upon conversion, redemption or maturity, whichever occurs first. Interest is payable, at Oxford's option, in cash or in shares of the Company's common stock. Pursuant to the Funding Agreement, the Debentures are convertible into shares of common stock from time to time, in amounts specified by Oxford, any time after the Closing Date at a conversion price which is the lower of:

     (i) 80% (not lower than a floor price of US$3.00) of the average closing bid price of the Company's common stock for the five (5) trading days preceding the Conversion Date; or

     (ii)     US$5.00.

In addition, the Debentures are subject to a forced conversion into the Company's common stock when the share price has traded above US$10.00 for 20 consecutive trading days and the liquidity covenants have not been broken. The underlying warrants will be acquired and paid for within 30 trading days after forced conversion.

The Debentures were issued from an exemption from the registration requirements of the Securities Act of 1933, as amended, relying on Regulation S of the Securities Act of 1933. However, the Company must prepare and file, within 60 days of January 31, 2000, a Registration Statement under the Securities Act of
1933 to register 200% of the shares the Debentures are currently convertible into, and all of the shares underlying the Warrants. The Company must ensure that the Registration Statement is declared effective within 120 days. In the event that the Registration Statement is not filed within 60 days of January 31, 2000 or declared effective within 120 days, the Company will pay damages to Oxford of 2% of the principal value of the Debentures outstanding every 30 day period, or a pro rata portion thereof. If at any time following the 120 day period after the Closing Date, the market value of the volume of stock trades less than $100,000 in value for 20 consecutive trading days, the Purchaser has the right to return the unconverted Debentures to the Company at a premium of 30% of the principal outstanding. The Company has not, as of the date of this Annual Report, filed the requisite Registration Statement.

Pursuant to the Agreement, the Debentures, the Warrants and the Common Stock underlying the Debentures and Warrants have been delivered to Oxford Capital Corporation, Calgary (the "Escrow Holder"). As security for the Debentures, the Company deposited 500,000 shares of restricted common stock with the Escrow Holder, which shares will be released upon conversion of the Debentures or in the event that the Company defaults on the Debentures. In addition and upon funding, the Company paid 10% of the gross amount of the Debentures to Oxford Capital Corporation, Calgary (the "Placement Agent"), and issued a one year warrant to purchase 50,000 shares of Common Stock at US$5.00 per share.

Current  Business  of  the  Company

The Company's goal is to use the Website to disseminate information available over the internet to service the growing need for a centralized source of information and services for the rapidly increasing number of online investors, brokers, and investment students. Unlike many of its competitors, who first build a website and then attempt to drive traffic to it, the Company has already created an online investment-related community called Talk-Stock.com, currently located at www.talk-stock.com (the "Talk Stock Website"). The Website and the Talk Stock Website are collectively referred to as the "Websites". The Company's target market includes individual investors of all sophistication levels, professional investors such as brokers, analysts and money managers, and general online enthusiasts looking for investment information, education and professional financial services.

The Company intends to provide an easily navigable, consumer friendly, vertically integrated destination website offering a wide variety of financial products and services, including:

-     extensive  investor  education;
-     unbiased  streaming  news;
- full service investment support, on-line trading, estate planning, life insurance and mortgage banking; and
-     commentary  on-line  radio.

Another area of growth among Web use is the online community, which has brought users together to communicate with one another and share information. This particular Web medium has personalized the Internet for its users. To date, a typical internet user's experience has been essentially one-way searching and viewing websites containing professionally created content on topics of general interest, such as current events, sports, finance, politics and weather. While internet search and navigational sites have improved users' abilities to seek out aggregated Web content, these sites are not primarily focused on providing a platform for publishing the rapidly increasing volume of personalized content created by users with similar interests, or enabling such users to interact with one another. In contrast, the Company, through the Websites can offer its users aggregated Web content aimed directly at their needs, such as investment information and financial services.

Products  &  Services

News  Media  Communications
---------------------------

The Company intends to provide unbiased news and information in a user-friendly environment which is available 24 hours a day. Original content is planned to bring both topical and educational materials to all subscribers. In addition, the Company will provide public relations activities on behalf of publicly traded companies. The Company, through the Talk Stock Website will host and profile companies actively trading on the NYSE, AMEX, NASDAQ, as well as the OTC:BB. The Company, through the Websites, intends to provide:

-     hosting  and  profiling  of  public  companies,  paid  on a monthly basis;

-     online  radio  services  paid  for  on  a  lump  sum  and  monthly  basis;
-     hosting of annual meeting, global audience, live streaming audio or video;
-     banner  advertisements;
-     attendance  fees  for  Conference  Rooms;  and
-     original,  topical  financial  and  success  site  content

Trading  Offices/Systems  &  On  Line  Financial  Services
----------------------------------------------------------

Through TradeFast, the Company intends to pursue the trading markets. Management plans to market its services and desires to have members open accounts and utilize its competitive on line discount brokerage firm. There are currently two TradeFast trading offices; up to seven more trading offices are currently planned.

Once an account is open and a client is cleared for trading, he or she can come into one of the Company's day-trading offices during market hours and trade live utilizing TradeFast's licensed software system, TradeCast, which provides NASDAQ Level II service. Unlike traditional online brokerage trades where a trade is placed, enters "cyberspace" and confirmation is later received, at TradeFast, clients can actually see the trade go directly to the market maker or specialist and get executed. Screens in the offices display trading ideas through pre-set parameters, such as those stocks that have made new highs or lows since the previous day's close, those having record volume, or those hitting a certain number of consecutive buy orders (momentum plays).

The Company is contemplating the integration of TradeFast into the Website by branding the entire day-trading operation as the "Financial Depot Trade Station". Management's plans include strategically locating the "Financial Depot Trade Stations" in locations with heavy business traffic and visibility. A model location for the "Financial Depot Trade Stations has been selected, and services available inside the a Trade Station may include a cafe, ATM machine, travel services, insurance services, mortgage banking services, state of the art trading stations and discount brokerage and commodities desks. The Company anticipates that this union of services and visibility will attract customers, as well as provide a destination for the professional traders to work daily in a convenient and energetic atmosphere, in addition to allowing professional traders the opportunity to share their strategies and ideas with fellow traders. Management anticipates that the Trade Stations will draw new traders, as well as traders that are currently working independently from their homes.

In the TradeFast offices, Trade Station banners and screen shots will be prominently displayed. On Talk-Stock and other departments of the e-FinancialDepot.com financial portal, Trade Station will be prominently displayed with banners and buttons. The Company is also going to feature live newswire service during market hours to attract traders and maintain the "stickiness" of the e-FinancialDepot.com site. It is expected that this live news service will attract quality traffic to the site, thereby increasing advertising rates and expanding e-commerce opportunities.

TradeFast will provide the management holding company for e-FinancialDepot.com. The plan is to offer online brokerage, traditional brokerage services and fee-based investment advice. To summarize, the Company will provide:

-     online  and  traditional  brokerage;

-     fee-based  investment  advisory  services;  and

-     financial  planning,  including tax planning and tax advantaged investing.

 Specialty  Financial  Services

The  Company  intends  to  provide  the  following specialty financial services:

-     mortgage  banking;
-     real  estate  services;
-     insurance  sales  and  services;
-     tax  preparation
- full service securities broker, real estate agent, insurance agent, mortgage banker directories;
- consulting services, such as information with respect to securities laws or becoming a public company;
-     e-commerce;  and
-     tutorials  and  investment  schools.

Investor  Education

In addition to the above services, the Company intends to provide a series of investor education materials and financial seminars designed to educate the public on investment topics, such as learning about the markets, equities, bonds, mutual funds, and the capital markets in general. In addition to providing education, the Company will offer educational programs for both professional and others with general interest in learning more about finance and financial markets.

Intellectual  Property

The Company intends to apply for trademark protection in the United States but as yet has not commenced the application process. The Company has secured the registration of the domain names "www.efinancialdepot.com" and "www.talk-stock.com" with Network Solutions, Inc. (Internet).

Intellectual  Property  Protection

The Company relies on a combination of copyright, trade secret and trademark laws and software security measures, along with employee and third-party nondisclosure agreements, to protect its intellectual property rights, products and technology. Despite its precautions taken to protect its intellectual property, unauthorized parties may attempt to copy or obtain and use information the Company regards as proprietary. Policing unauthorized use of its proprietary information is difficult and software piracy is expected to be a persistent problem. Additionally, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States.

The Company is not aware that its trademarks, or other proprietary rights infringe the proprietary rights of third parties. However, from time to time, the Company may receive notices from third parties asserting that the Company has infringed their patents or other intellectual property rights. In addition, the Company may initiate claims or litigation against third parties for infringement of its proprietary rights or to establish the validity of its proprietary rights. Any such claims could be time-consuming, result in costly litigation, cause product shipment delays or lead the Company to enter into royalty or licensing agreements rather than disputing the merits of such claims. Any such claims, with or without merit, can be time consuming and expensive to defend. An adverse outcome in litigation or similar proceedings could subject us to significant liabilities to third parties, require expenditure of significant resources to develop non-infringing technology, require disputed rights to be licensed from others, or require the Company to cease the marketing or use of certain information, any of which could have a material adverse effect on its business, operating results and financial condition. See "Factors That May Affect Future Results" in "Item 6 - Management Discussion and Analysis or Plan of Operation".

Employees

As of March 31, 2000, the Company had 4 full-time employees at its offices in Vancouver, British Columbia, Canada and 15 employees at its office in Century City, California.

The Company believes its future success depends in large part upon the continued service of its key technical and senior management personnel and its ability to attract and retain highly qualified technical and managerial personnel. Competition for such personnel is intense, as certain of these personnel have significant prior industry experience and are in great demand. There can be no assurance that the Company will be able to retain its key technical and managerial employees or that it can attract, assimilate or retain other highly qualified technical and managerial personnel in the future. None of the Company's employees are subject to any collective bargaining agreements.

Competition

The Company developed a proprietary information system consisting of integrated web pages targeting the investment community and featuring an online investment related community called through the Talk Stock Website.

The Company's main competitors (other comparably-sized companies that market stock and investment information over the internet) include:

- W3OTC Inc., which provides an editorial on emerging growth companies and targets small-cap communities for the average investor;

-     Regent  Group  Inc.,  which  through  its  websites  (StockSiren.com,
StockSheet.com and StockTarget.com) delivers financial, economic and other information to individual and institutional investors;

- Internet Stock Market Resources, Inc., which operates an online information service providing information on publicly traded companies; and

- Financial Commerce Network, Inc., a company which provides internet investment research and website design services. Its website provides links to sites containing information on financial markets, market sectors and public companies, as well as providing live market data.

The Internet contains a myriad of websites that provide similar services to those provided by the Company, but no single website has emerged as the market leader to date.

The online commerce market, particularly over the Internet, is new, rapidly evolving and intensely competitive, and the Company expects that the competition intensify in the future. Barriers to entry are minimal, and current and new competitors can launch new websites at a relatively low cost.

The Company believes that the principal competitive factors in its market are brand recognition, selection, personalized services, convenience, price, accessibility, customer service, quality of search tools, quality of editorial and other site content and reliability and speed of fulfilment. Many of the Company's potential competitors may have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than the Company.

In addition, companies who provide information via the internet may be acquired by, receive investments from or enter into other commercial relationships with larger, well established and well-financed companies as use of the Internet and other online services increases. Increased competition may result in reduced operating margins, loss of market share and a diminished demand for the Websites.

There can be no assurance that the Company will be able to compete successfully against current and future competitors, and competitive pressures faced by the Company may have a materially adverse effect on the Company's business, prospects, financial condition and results of operations. Further, as a strategic response to changes in the competitive environment, the Company may from time to time make certain pricing, service or marketing decisions or acquisitions that could have a material adverse effect on its business, prospects, financial condition and results of operations. See "Factors That May Affect Future Results" in "Item 6 - Management Discussion and Analysis or Plan of Operation".

ITEM  2.     DESCRIPTION  OF  PROPERTY.

Vancouver,  British  Columbia  Property

The Company co-leases 2,096 square feet of office space at 1005-750 West Pender Street, Vancouver, British Columbia, Canada V6C 2T8 at an annual rate of $18,744 ($1,562 per month), which figure includes operating expenses. The lease expires in January, 2003.

Century  City,  CA  Property

The Company leases 3,279 square feet of office space at 1875/1925 Century Park East at an annual rate of $76,380 ($6,365 per month). The lease is for a one year term ending August 31, 2000.

ITEM  3.     LEGAL  PROCEEDINGS.

The Company knows of no material, active or pending legal proceedings against it, nor is the Company involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any director, officer or affiliate of the Company, or any registered or beneficial shareholder is an adverse party or has a material interest adverse to the Company.

ITEM  4.     SUBMISSIONS  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

At a special meeting on November 2, 1999, the Company's stockholders unanimously approved, through written consent, to amend the Company's certificate of incorporation to:

     (i) increase the capital stock to 110,000,000 shares from 30,000,000 shares, and included an increase of the authorized shares of common stock, par value $0.001 per share, to 100,000,000 shares from 20,000,000 shares; and

     (ii) change the name of the Company to e-financial depot.com, Inc. With respect to both the proposal to increase the authorized capital stock and to change the Company's name, 2,750,000 affirmative votes were cast. No negative votes were cast in respect of either proposal. No other matters were submitted to a vote of the stockholders.

                                     PART II

ITEM  5.     MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS.

The Company's common shares trade in the United States on the National Association of Securities Dealers Over-the-Counter Bulletin Board (the "OTC Bulletin Board") under the symbol "FDPO" and CUSIP# 282246-10-7.

The table set forth below lists the volume of trading and high and low bid prices on the OTC Bulletin Board for the Company's common shares since November 5, 1999 (1). The closing price on March 31, 2000 was $5.563.

QUARTER  ENDED                       VOLUME     HIGH       LOW
Period  ended  April  12,  2000     57,000     $6.25     $4.875
March  31,  2000                    351,100    $7.00     $4.37
December  31,  1999                  98,600    $6.75     $5.25
===================                  ======    =====     =====
(1) The quotations above reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The Company's common shares are issued in registered form. Nevada Agency & Trust Co., 50 West Liberty Street, Suite 880, Reno, Nevada (telephone: (775) 322-0626, facsimile (775) 3225623) is the registrar and transfer agent for the Company's common shares.

On March 31, 2000, the shareholders' list for the Company's common shares showed 31 registered shareholders and 13,010,000 common shares outstanding.

The Company has not declared any dividends since incorporation and does not anticipate that it will do so in the foreseeable future. Although there are no restrictions that limit the ability to pay dividends on the Company's common shares, the intention of the Company is to retain future earnings for use in its operations and the expansion of its business.

Recent  Sales  of  Unregistered  Securities

Under the terms of the Share Purchase Agreement, the Company issued a total of 4,000,000 common shares at a deemed price of $4.50 (subject to adjustment pursuant to the Share Purchase Agreement) to the sole shareholder of TradeFast for an aggregate value of $18,000,000, relying on the exemption from the registration requirements of the Securities Act of 1933 provided by section 4(2). As a result of TradeFast's achievement of profits in excess of $3,000,000 in the preceding twelve-month period, none of the shares issued are subject to the escrow or cancellation terms of the earlier agreement in principle governing the purchase.

As reported in the Company's Form 8-K filed on September 20, 1999, and pursuant to the Share Exchange Agreement between the Company and Talk Stock With Me, Inc., the Company issued 2,000,000 common shares at a deemed price of $0.121127 to the shareholders of Talk Stock With Me, Inc. for an aggregate value of $242,254.

In addition, subsequent to the date of the financial statements attached to this Annual Report, the Company issued the Debentures through a private placement with Oxford, which yielded $2,225,000, net of estimated offering costs and placement fees of $275,000. The Debentures pay the holders 6%, payable annually redeemable at the option of the Company after one year of issuance and once the average daily closing price of the Company's common stock is $10.00 per share for twenty (20) consecutive trading days. The Debentures are convertible at the option of the holder of such debenture at any time after March 2, 2000 at a price per share equal to the lesser of (i) 80% of the average closing bid price of the Company's common stock for five days proceeding the date of conversion notice is tendered, or (ii) five ($5.00) dollars per share. In no event shall the conversion price be lower than $3.00 per share (see Item 1: Business
Development  of  the  Company  Over  the  Past  Three  Years).

ITEM  6.     MANAGEMENT'S  DISCUSSIONS  AND  ANALYSIS  OR  PLAN  OF  OPERATION.

The following is a discussion of the financial condition and results of operations of the Company. This discussion and analysis should be read in conjunction with the accompanying audited Consolidated Financial Statements of the Company, including the Notes thereto which are included elsewhere in this Form 10-KSB.

GENERAL

On September 20, 1999, RJI Ventures, Inc., formerly Talk Stock With Me, Inc. ("RJI") completed a merger with Ballynagee Acquisition Corp. ("Ballynagee"), in a transaction accounted for using the purchase method of accounting. Subsequent to the merger, Ballynagee was re-named e-financial depot.com, Inc. From its inception, Ballynagee was an inactive corporation with no significant assets or operations. Accordingly, the following is management's discussion and analysis of the Company's financial condition, changes in financial condition and results of operations.

The Company is an internet financial portal, offering a full spectrum of financial services and investment information on the World Wide Web. The Company is developing a proprietary information system consisting of integrated financial web pages and featuring an online investment-related community through Talk-stock.com.

REVENUE

For the year ended December 31, 1999, revenue from continuing operations , which are comprised exclusively of client fee income, was $ 1,197,813. Total revenues from continuing operations increased by $ 1,124,813, or 1,541%, from $ 73,000 for the period ended December 31, 1998. The Company reported net income from continuing operations in 1999 of $63,385 compared to net income of $ 45,022 in 1998. The Company began operating and recognizing revenues in October, 1998. Accordingly, the 1998 revenues represent a period less than three months and 1999 represents a full year's activity.

COSTS  AND  EXPENSES

The Company's expenses from operations for the year ended December 31, 1999 increased $1,007,602 or 4,849% to $1,026,875 from $ 19,273 during the same period in 1998. Selling, general and administrative expenses increased $1,004,582, or 4,953.8% to $ 1,023,355 in 1999 from $ 18,773 in 1998. The increase was due to the Company incurring start up costs in connection with establishing its world wide web information site, increase in personnel costs, and an increase in the allowance for uncollectible accounts. Due to the change in focus of the Company in October 1999, the Company's new management did an in-depth analysis of the accounts receivable of Talk-Stock and consequently $238,770 of receivables were written off during the year and a further $ 358,310 was set up as an allowance for uncollectible accounts. The Company will further analyze the accounts during the first quarter ended March 31, 2000 to decided whether any amounts should be written off.

In addition, the Company began operating and recognizing expenses in October, 1998. Accordingly, the 1998 expenses represent a period less than three months and 1999 represents a full year's activity.

Depreciation and amortization expense for 1999 was $3,520, an increase of $ 3,020 from $500 in 1998. The Company began operating October, 1998 and accordingly, 1998 represents less than eight months of depreciation expense.

The Company recognized a net loss from the sale of securities available for sale in 1999 in the amount of $32,203 as compared to a net gain of $625 in 1998. The Company periodically receives securities from clients in exchange for services. It is the Company's policy to liquidate the securities when it is in the best interest of the Company. The loss in 1998 represents management's decision to liquidate securities in order to improve the Company's liquidity and accordingly, management from time to time will incur losses.

The Company's provision for taxes in 1999 was $75,350, an increase of $66,020 from $9,330 for the period ended December 31, 1998. The increase is a of the increase of net income before taxes of $ 84,383 to $138,735 in 1999 as compared to $54,352 in 1998. The Company began operating October, 1998 and accordingly, 1998 represents less than eight months of net income before taxes.

LIQUIDITY  AND  CAPITAL  RESOURCES

As of December 31, 1999, the Company had a working capital of $100,352 compared to $ 36,844 at December 31, 1998, an increase in working capital of $ 63,508. The increase in working capital was substantially due to the increase in client accounts receivable and marketable securities on hand at December 31, 1999 as compared to 1998.

The Company used cash flow from operations of $ 264,988 for the year ended December 31, 1999 and $ 32,759 for the period ended December 31, 1998. The use of cash flow from operating activities for the year ended December 31, 1999 is primarily attributable to the Company's $460,420 increase in accounts receivable and the unrealized loss of $337,739 on securities available for sale. The use of cash flow from operating activities for the year ended December 31, 1998 is primarily attributable to the Company's $17,500 increase in accounts receivable and the unrealized loss of $33,000 on securities available for sale.

Cash flows provided in investing activities was $267,939 during the year ended December 31, 1999 and net cash used for the period ended December 31, 1998 was 12,447. During the 1999 the Company recognized proceeds from the sale of securities in the amount of $275,401. During 1998, the Company invested $ 27,713 in new office equipment and computers at its Los Angeles, California location.

Cash flow provided in financing activities was $ 2,472 during the year ended December 31, 1999 and cash flows generated from financing activities during the year ended December 31, 1998 was $ 26,748. The principal source of financing in 1999 was the receipt of additional advances from a non-interest-bearing loan from an entity related to the Company's significant shareholder. The principal source of financing generated in 1998 were loans from the related entity in the amount of $ 27,224 and the $1,000 of proceeds from the sale of the Company's common stock.

While the Company has raised capital to meet its working capital requirements, additional financing is required in order to complete the acquisition of related businesses. The Company is seeking financing in the form of equity and debt in order to provide for these acquisitions and for working capital. There are no assurances the Company will be successful in raising the funds required.

The Company has borrowed funds from an entity related to a significant Company shareholder of the Company in the past to satisfy certain obligations.

Subsequent to the date of the financial statements, the Company issued a $ 2,500,000 convertible debenture due in February, 2003 through a private placement yielding $2,225,000, net of estimated offering costs and placement fees of $275,000. The debenture pays the holders 6%, payable annually redeemable at the option of the Company after one year of issuance and once the average daily closing price of the Company's common stock is $10.00 per share for twenty (20) consecutive trading days. The convertible debenture is in convertible at the option of the holder of such debenture at any time after March 2, 2000 at a price per share equal to the lesser of (i) 80% of the average closing bid price of the Company's common stock for five days proceeding the date of conversion notice is tendered, or (ii) five ($5.00) dollars per share. In no event shall the conversion price be lower than $3.00 per share.

NEW  ACCOUNTING  PRONOUNCEMENTS

The Company adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131") in the year ended December 31, 1998. SFAS establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions how to allocate resources and assess performance. The information disclosed herein materially represents all of the financial information related to the Company's principal operating segment.

The Company adopted Statement of Financial Accounting Standards No. 132, Employers' Disclosures about Pension and Other Post Employment Benefits (SFAS 132"), in the year ended December 31, 1999. SFAS 132 specifies amended disclosure requirements regarding such obligations. SFAS No. 132 does not effect the Company as of December 31, 1999.

In March 1998, Statement of Position No. 98-1 was issued, which specifies the appropriate accounting for costs incurred to develop or obtain computer software for internal use. The new pronouncement provides guidance on which costs should be capitalized, and over what period such costs should be amortized and what disclosures should be made regarding such costs. This pronouncement is effective for fiscal years beginning after December 15, 1998, but earlier application is acceptable. Previously capitalized costs will not be adjusted. The Company believes that it is already in substantial compliance with the accounting requirements as set forth in this new pronouncement, and therefore believes that adoption will not have a material effect on financial condition or operating results.

In April 1998, Statement of Position No. 98-5 was issued which requires that companies write-off defined previously capitalized start-up costs including organization costs and expense future start-up costs as incurred. Adoption of this statement does not have an effect on financial condition or operating results.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and for Hedging Activities, ("SFAS No. 133"). This new pronouncement requires that certain derivative instruments be recognized in balance sheets at fair value and for changes in fair value to be recognized in operations. Additional guidance is also provided to determine when hedge accounting treatment is appropriate whereby hedging gains and losses are offset by losses and gains related directly to the hedged item. While the standard, as amended, must be adopted in the fiscal year beginning after June 15, 2000, its impact on the Company's consolidated financial statements is not expected to be material as the Company has not historically used derivative and hedge instruments.

FORWARD  LOOKING  STATEMENTS

When included in this Annual Report on Form 10-KSB, the words "expects," "intends," "plans," "projects," and "estimates," and analogous or similar expressions are intended to identify forward-looking statements. Such statements, which include statements contained in Item 6 and Item 1 hereof, are inherently subject to a variety of risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. These forward-looking statements speak only as of the date of this Annual Report on Form 10-KSB. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

FACTORS  THAT  MAY  AFFECT  FUTURE  RESULTS

Penny  Stock  Rules

The Company's common shares are subject to rules promulgated by the SEC relating to "penny stocks," which apply to companies whose shares are not traded on a national stock exchange or on the NASDAQ system, trade at less than $5.00 per share, or who do not meet certain other financial requirements specified by the SEC. These rules require brokers who sell "penny stocks" to persons other than established customers and "accredited investors" to complete certain documentation, make suitability inquiries of investors, and provide investors with certain information concerning the risks of trading in the such penny stocks. These rules may discourage or restrict the ability of brokers to sell the Company's common shares and may affect the secondary market for the Company's common shares. These rules could also hamper the Company's ability to raise funds in the primary market for the Company's common shares.

Limited  Operating  History

The Company recently initiated the Website, and as a result, it only has a limited operating history. The Company's prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets like the one faced by the Company. Some of these risks and uncertainties relate to the Company's ability to attract and maintain a large base of users, develop and introduce desirable services and original content to users, establish and maintain relationships with advertisers and advertising agencies, respond effectively to competitive and technological developments, and build an infrastructure to support the Company's business. The Company cannot be sure that it will be successful in addressing these risks and uncertainties and its failure to do so could have a material adverse effect on its financial condition.

Uncertainty  of  and  Inability  to  Generate  Significant  Revenues

The Company's ability to generate significant revenues is uncertain. The Company's short and long-term prospects depend upon it ability to:

-     develop  a  base  of  users  of  the  Websites;

- facilitate transactions of businesses listing products and services for sale on the Websites;

-     develop  and  operate  the  Websites;

- develop a base of businesses who will pay to advertise their products and services on the Websites; and

- develop a base of users and businesses who will pay to use banner ads and page sponsorships on the Websites.

The Company has projected that a significant portion of its revenues will be generated from such relationships and activities. Accordingly, the Company's success is highly dependent on such relationships and activities and the Company may never generate significant revenues if it does not establish such relationships and activities. As its business evolves, the Company expects to introduce a number of new products and services. With respect to both current and future product and service offerings, the Company expects to significantly increase its marketing and operating expenses in an effort to increase its user base, enhance the image of the Websites and support its infrastructure. In order for the Company to make a profit, its revenues will need to increase significantly to cover these and other future costs. Even if it becomes profitable, the Company may not sustain or increase its profits on a quarterly or annual basis in the future.

Need  for  Additional  Financing

Based on its current operating plan, the Company anticipates that it will require additional financing of approximately $10,000,000 by June 30, 2000 in order to finance increased promotion and marketing of the Websites and to complete anticipated acquisitions. The Company may need additional capital beginning in July, 2000, or may need to raise additional capital sooner, to fund more rapid expansion, to develop new or enhanced services or to respond to competitive pressures.

The Company's ability to continue in business depends significantly upon its continued ability to obtain financing. There can be no assurance that any such financing would be available upon terms and conditions acceptable to the Company, if at all. The inability to obtain additional financing in a sufficient amount when needed and upon acceptable terms and conditions could have a material adverse effect upon the Company. Although the Company believes that it can raise financing sufficient to meet its immediate needs, it will require funds to finance its development, marketing and operating activities in the future. There can be no assurance that such funds will be available or available on terms satisfactory to the Company. If additional funds are raised by issuing equity securities, further dilution to existing or future stockholders is likely to result. If adequate funds are not available on acceptable terms when needed, the Company may be required to delay, scale-back or eliminate its promotional and marketing campaign, its development programs or even its operations until such funds become available. Inadequate funding also could impair the Company's ability to compete in the marketplace and could result in its dissolution.

Unpredictability  of  Future  Revenues

As a result of the Company's limited operating history and the emerging nature of the markets in which it competes, the Company is unable to accurately forecast its revenues. The Company's current and future expense levels are based largely on its investment plans and estimates of future revenues and are to a large extent fixed.

Sales and operating results generally depend on the Company's ability to develop a base of users and businesses who will pay to utilize the Websites or to advertise their products and services on the Websites. The Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in estimated revenues in relation to the Company's planned expenditures would have an immediate adverse effect on the Company's business, prospects, financial condition and results of operations.

Further, as a strategic response to changes in the competitive environment, the Company may from time to time make certain pricing, service or marketing decisions that could have a materially adverse effect on its business and financial condition and results of operations.

Potential  Fluctuations  in  Quarterly  Operating  Results

The Company expects to experience significant fluctuations in its future quarterly operating results due to a variety of factors, many of which are outside the Company's control. Factors that may adversely affect the Company's quarterly operating results include but are not limited to:

- the Company's ability to retain existing users of the Websites, attract new users at a steady rate and maintain user satisfaction;

- the Company's ability to develop a base of businesses willing to pay to advertise their products and services on the Websites;

- the Company's ability to develop a base of businesses willing to utilize the Websites to conduct transactions;

- the announcement or introduction of new services and products by the Company and its competitors;

- the continued use of the Internet and online services and increasing consumer acceptance of the Internet and other online services for the purchase of consumer products and services such as those offered by the Company;

- the Company's ability to upgrade and develop its systems and infrastructure in connection with the Website and attract new personnel in a timely and effective manner;

-     the  level  of  traffic  on  the  Websites;

-     technical  difficulties,  system  downtime  or  Internet  outages;

- the amount and timing of operating costs and capital expenditures relating to expansion of the Company's business, operations and infrastructure;

-     governmental  regulation;

-     general  economic  conditions;  and

-     economic  conditions  specific  to  the  Internet  and  online  commerce.

Seasonality

The Company expects that it will experience seasonality in its business, reflecting a combination of seasonal fluctuations in Internet usage and traditional retail seasonality patterns. Due to the foregoing factors, one or more future quarters the Company's operating results may fall below the expectations of securities analysts and investors. In such event, the financial performance of the Company would likely be materially adversely affected.

Capacity  Constraints

A key element of the Company's strategy is to generate a high volume of traffic on, and use of, the Websites. Accordingly, the satisfactory performance, reliability and availability of the Websites, transaction processing systems and network infrastructure are critical to the Company's reputation and its ability to attract and retain users and maintain adequate user service levels.

The Company's revenues depend on the number of users who visit and purchase goods and services through the Websites and the number of businesses who utilize the Websites to advertise and sell their products and services. Any system interruptions that result in the unavailability of the Websites or reduced order fulfilment performance would reduce the volume of goods sold and the attractiveness of the Company's product and service offerings.

Any substantial increase in the volume of traffic on the Websites or the number of businesses utilizing the Websites will require the Company to expand and upgrade further its technology, transaction-processing systems and network infrastructure. There can be no assurance that the Company will be able to accurately project the rate or timing of increases, if any, in the use of the Websites or timely expand and upgrade its systems and infrastructure to accommodate such increases.

Marketing

The Company has not incurred significant advertising, sales and marketing expenses to date. To increase awareness for the Websites, the Company expects to spend significantly more on advertising, sales and marketing in the future. If the Company's marketing strategy is unsuccessful, it may not be able to recover these expenses or even generate any revenues. The Company will be required to develop a marketing and sales campaign that will effectively demonstrate the advantages of the Websites, services and products. To date, the Company's experience with respect to marketing the Websites is very limited. The Company may also elect to enter into agreements or relationships with third parties regarding the promotion or marketing of the Websites, and the products and services available through the Websites. There can be no assurance that the Company will be able to establish adequate sales and marketing capabilities, that it will be able to enter into marketing agreements or relationships with third parties on financially acceptable terms, or that any third parties with whom it enters into such arrangements will be successful in marketing and promoting the Websites, and the products and services offered on the Websites.

Dependence  on  Continued  Growth  of  Online  Commerce

The Company's future revenues and its ability to generate profits in the future are substantially dependent upon the widespread acceptance and use of the Internet and other online services as an effective medium of commerce. The rapid growth surrounding the Internet and online services is a recent phenomenon.

There can be no assurance that acceptance and use of the Internet will continue to develop or that a sufficiently broad base of consumers will continue to use the Internet and other online services as a medium of commerce. Demand and market acceptance for recently introduced services and products over the Internet are subject to a high level of uncertainty and relatively few proven services and products exist.

The Company relies on consumers who have historically used traditional means of commerce to purchase merchandise. For the Company to be successful, these consumers must accept and utilize novel ways of conducting business and exchanging information. In addition, the Internet and other online services may not be accepted as viable commercial marketplaces for a number of reasons, including potentially inadequate development of the necessary network infrastructure or delayed development of enabling technologies and performance improvements.

In addition, the Internet or other online services could lose their viability due to delays in the development or adoption of new standards and protocols required for handling of increased levels of Internet activity. Another factor to consider is increased governmental regulation.

Changes in or insufficient availability of telecommunications services to support the Internet or other online services also could result in slower response times and adversely affect usage of the Internet and other online services generally and the Company in particular. The Company's business, prospects, financial condition and results of operations could be materially adversely affected if:

- use of the Internet and other online services does not continue to grow or grows more slowly than expected;

- the infrastructure for the Internet and other online services does not effectively support growth that may occur; or

- the Internet and other online services do not become viable commercial marketplaces for the products and services offered or intended to be offered through the Websites.

Online  Commerce  Security  Risks

A significant barrier to online commerce and communications is the secure transmission of confidential information over public networks. The Company relies on encryption and authentication technology licensed from third parties to provide the security and authentication necessary to effect secure transmission of confidential information, such as customer credit card numbers. There can be no assurance that advances in computer capabilities, new discoveries in the field of cryptography, or other events or developments will not result in a compromise or breach of the algorithms used by the Company to protect customer transaction data.

If any such compromise of the Company's security were to occur, it could have a materially adverse effect on the Company's reputation, business, prospects, financial condition and results of operations. A party who is able to circumvent the Company's security measures could misappropriate proprietary information or cause interruptions in the Company's operations. The Company may be required to expend significant capital and other resources to protect against such security breaches or to alleviate problems caused by such breaches.

Concerns over the security of the Internet and other online transactions, and the privacy of users may also inhibit the growth of the Internet and other online services generally, and the Internet in particular, especially as a means of conducting commercial transactions. To the extent that activities of the Company or third-party contractors involve the storage and transmission of proprietary information, such as credit card numbers, security breaches could damage the Company's reputation and expose the Company to a risk of loss or litigation and possible liability. There can be no assurance that the Company's security measures will prevent security breaches or that failure to prevent such security breaches will not have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

Reliance  on  Internally  Developed  Systems  &  System  Development  Risks

Wherever possible, the Company will use off-the-shelf products for the Websites, search engine and substantially all aspects of transaction processing, including order management, cash and credit card processing, purchasing, inventory management and shipping. The Company does, however, expect that it will have to develop some custom software to support its requirements. Further, the Company's inability to:

-     add  additional  software  and  hardware;

- develop and upgrade further its existing technology and transaction processing systems;

-     network  infrastructure  to accommodate increased traffic on its web site;
and/or

-     increase  sales  volume  through  its  transaction  processing  systems;

may  cause:

-     unanticipated  system  disruptions;

-     slower  response  times;

-     degradation  in  levels  of  customer  service;

-     impaired  quality  and  speed  of  order  fulfilment;  and

-     delays  in  reporting  accurate  financial  information.

In addition, although the Company works to prevent unauthorized access to Company data, it is impossible to completely eliminate this risk. There can be no assurance that the Company will be able to effectively upgrade and expand its transaction-processing system or to integrate smoothly any newly developed or purchased modules with its existing systems in a timely manner. Any inability to do so could have a materially adverse effect on the Company's business, prospects, financial condition and results of operations.

System  Failure

The Company's success, in particular its ability to successfully receive orders and provide high-quality customer service for its users, largely depends on the efficient and uninterrupted operation of its computer and communications hardware systems. The Company's systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, break-ins, earthquake and similar events.

The Company does not presently have redundant systems or a formal disaster recovery plan and does not carry sufficient business interruption insurance to compensate it for losses that may occur. Despite the implementation of network security measures by the Company, its servers are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions, delays, loss of data or the inability to accept and fulfil customer orders. The occurrence of any of the foregoing risks could have a materially adverse effect on the Company's business, prospects, financial condition and results of operations.

Rapid  Technological  Change

To remain competitive, the Company must continue to enhance and improve the responsiveness, functionality and features of the Company's online services. The Internet and the online commerce industry are characterized by factors such as rapid technological change, changes in user and customer requirements and preferences, frequent new product and service introductions embodying new technologies and the emergence of new industry standards and practices. These changes could render the Websites as they currently exist, and proprietary technology and systems, obsolete.

The Company's success will depend, in part, on its ability to license leading technologies useful in its business, enhance its existing services, develop new services and technology to address the increasingly sophisticated and varied needs of its prospective customers, and respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.

The development of the Websites and other proprietary technology entails significant technical and business risks. There can be no assurance that the Company will successfully use new technologies effectively or adapt the Websites, proprietary technology and transaction processing systems to customer requirements or new emerging industry standards.

If the Company is unable to adapt in a timely manner to technical, legal, financial changing market conditions or customer requirements, its business, prospects, financial condition and results of operations could be materially adversely affected.

Risks  Associated  with  Entry  into  New  Business  Areas

The Company may choose to expand its operations by improving the Websites or even developing new websites, promoting new or complementary products or sales formats, expanding the breadth and dept of products and services offered on the Websites or expanding its market presence through relationships with third parties. In addition, the Company may pursue the acquisition of new or complementary businesses, products or technologies, although it has no present understandings, commitments or agreements with respect to any material acquisitions or investments. There can be no assurance that the Company would be able to expand its efforts and operations in a cost-effective or timely manner or that any such efforts would increase overall market acceptance.

Expansion of the Company's operations in this manner would also require significant additional expenses and development, operations and editorial resources and may strain the Company's management, financial and operational resources. The lack of market acceptance of such efforts or the Company's inability to generate satisfactory revenues from such expanded services or products to offset their cost could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

Uncertain  Ability  to  Manage  Growth

The Company's ability to achieve its planned growth is dependent upon a number of factors including, but not limited to, its ability to hire, train and assimilate management and other employees, the adequacy of the Company's financial resources, the Company's ability to identify and efficiently provide and perform such new products and services as the Company's customers may require in the future and its ability to adapt its own systems to accommodate its expanded operations. In addition, there can be no assurance that the Company will be able to achieve its planned expansion or that it will be able to manage successfully such expanded operations. Failure to manage anticipated growth effectively and efficiently could have a material adverse effect on the Company.

Dependence  Upon  Key  Personnel

The Company's future success depends in large part on the continued services of its key product development, technical, marketing, sales and management personnel, and its ability to continue to attract, motivate and retain highly qualified employees. Although the Company's management personnel serve at the pleasure of the Board of Directors, there can be no assurance that such arrangements will continue in the future. Competition for such employees is intense, and the process of locating key technical, product development and management personnel with the combination of skills and attributes required to execute the Company's strategy is often lengthy. Accordingly, the loss of services of key personnel or an inability to attract additional personnel as needed could have a material adverse effect upon the Company. The Company's present management do not receive a salary for their services and there is no guarantee that they will continue to provide their services free of charge.

The success of the Company is therefore dependent upon its ability to identify, hire and retain additional qualified personnel, for whose services the Company will be in competition with other prospective employers, many of which may have significantly greater resources than the Company. Additionally, demand for qualified personnel conversant with certain technologies is intense and may outstrip supply as new and additional skills are required to keep pace with evolving telecommunications technology. There can be no assurance that the Company will be able to hire and, if so, retain such additional qualified personnel. Failure to attract and retain such personnel could have a materially adverse effect upon the Company.

Government  Regulation

Although there are few laws and regulations directly applicable to the Internet, it is likely that new laws and regulations will be adopted in the United States and elsewhere governing issues such as music licensing, broadcast license fees, copyrights, privacy, pricing, sales taxes and characteristics and quality of Internet services. It is possible that governments will enact legislation that may be applicable to the Company in areas such as content, network security, encryption and the use of key escrow, data and privacy protection, electronic authentication or "digital" signatures, illegal and harmful content, access charges and retransmission activities.

The adoption of restrictive laws or regulations could slow Internet growth. The application of existing laws and regulations governing Internet issues such as property ownership, libel, defamation, content, taxation and personal privacy is also uncertain. The majority of such laws were adopted before the widespread use and commercialization of the Internet and, as a result, do not contemplate or address the unique issues of the Internet and related technologies.

Any new law or regulation pertaining to the Internet, or the application or interpretation of existing laws, could decrease demand for the Website and services, increase its cost of doing business or otherwise have a materially adverse effect on its success and continued operations. Laws and regulations may be adopted in the future that address Internet-related issues, including online content, user privacy, pricing and quality of products and services. The growing popularity and use of the Internet has burdened the existing telecommunications infrastructure in many areas, as a result of which local exchange carriers have petitioned the FCC to regulate Internet service providers in a manner similar to long distance telephone carriers and to impose access fees on the Internet service providers. The Company cannot guarantee that the United States, Canada or foreign nations will not adopt legislation aimed at protecting Internet users' privacy. Any such legislation could negatively affect the Company's business. Moreover, it may take years to determine the extent to which existing laws governing issues like property ownership, libel, negligence and personal privacy are applicable to the Internet.

Liability  for  Website  Information

The Company may be subjected to claims for negligence, copyright, patent, trademark, defamation, indecency and other legal theories based on the nature and content of the materials that it broadcasts. Such claims have been brought, and sometimes successfully litigated, against Internet content distributors. In addition, the Company could be exposed to liability with respect to the content or unauthorized duplication or broadcast of content. Any imposition of liability that is not covered by insurance, is in excess of insurance coverage or is not covered by an indemnification by a content provider could adversely affect our business.

Market  for  the  Company's  Securities  and Possible Volatility of Share Prices

The trading price of the Company's common shares has been and may continue to be subject to wide fluctuations. Trading prices of the common shares may fluctuate in response to a number of factors, many of which are beyond the Company's control. In addition, the stock market in general, and the market for Internet-related and technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. The trading prices of many technology companies' stocks are at or near historical highs and reflect price earnings ratios substantially above historical levels. There can be no assurance that these trading prices and price earnings ratios will be sustained. These broad market and industry factors may adversely affect the market price of the common shares, regardless of the Company's operating performance.

In the past, following periods of volatility in the market price of a company's securities, securities class-action litigation has often been instituted. Such litigation, if instituted, could result in substantial costs for the Company and a diversion of management's attention and resources.

Dilution  and  Dividend  Policy

The grant and exercise of warrants of creditors or otherwise or stock options would likely result in a dilution of the value of the Company's common shares. Moreover, the Company may seek authorization to increase the number of its authorized shares and to sell additional securities and/or rights to purchase such securities at any time in the future. Dilution of the value of the common shares would likely result from such sales.

Anti-Takeover  Provisions

At the present time, the Company's Board of Directors has not adopted any shareholder rights plan or any anti-takeover provisions in its Articles.

ITEM  7.     FINANCIAL  STATEMENTS.

The Company's financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The financial statements are attached hereto and are found immediately following the text of this Annual Report. The Report of Independent Accountants of Stefanou & Company, LLP, Certified Public Accountants, on the audited financial statements for the fiscal years ended December 31, 1999 and 1998 is included herein immediately preceding the audited financial statements.

The  Company's  Audited  Financial  Statements  include:

     Report  of  Independent Certified Public Accountants, dated March 28, 2000.

     Consolidated  Balance  Sheet  at  December  31,  1999  and  1998.

     Consolidated Statements of Income and Comprehensive Income for the periods September 16, 1998 (date of inception) through December 31, 1998, and the year ended December 31, 1999

     Consolidated Statements of Stockholders' Equity for the periods September 16, 1998 (date of inception) through December 31, 1998, and the year ended December 31, 1999

     Consolidated Statements of Cash Flows for the periods September 16, 1998 (date of inception) through December 31, 1998, and the year ended December 31, 1999

     Notes  to  Consolidated  Financial  Statements

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                       FINANCIAL STATEMENTS AND SCHEDULES

                           DECEMBER 31, 1999 AND 1998



                         FORMING A PART OF ANNUAL REPORT
                 PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934


                           EFINANCIAL DEPOT. COM, INC.

                           EFINANCIAL DEPOT. COM, INC.

                          INDEX TO FINANCIAL STATEMENTS

                                                                           Page

Report  of  Independent  Certified Public Accountants                      F-3

Consolidated  Balance  Sheet at December 31, 1999 and 1998                 F-4

Consolidated  Statements  of  Income  and  Comprehensive  Income
for  the  periods  September  16,  1998  (date  of  inception)  through
December  31,  1998  and  the year ended December 31, 1999                 F-6

Consolidated  Statements  of  Stockholders'  Equity  for
the  periods  September  16,  1998  (date  of  inception)
through  December 31, 1998 and the year ended December 31, 1999            F-7

Consolidated  Statements  of  Cash  Flows  for  the  periods
September  16,  1998  (date  of  inception)  through  December  31,  1998
and  the  year  ended  December  31,  1999                                 F-8

Notes  to  Consolidated  Financial  Statements                             F-9

                             STEFANOU & COMPANY, LLP
                          CERTIFIED PUBLIC ACCOUNTANTS
                                1360 Beverly Road
                                    Suite 305
                             McLean, VA  22101-3621
                                  703-448-9200
                               703-448-3515 (fax)
                               ------------------
                               mclean@stefanou.com
                               -------------------
                                                                Philadelphia, PA
                                                                ----------------

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------

Board  of  Directors
eFinancial  Depot.  Com,  Inc.
Vancouver,  British  Columbia

     We have audited the accompanying consolidated balance sheets of eFinancial Depot. Com, Inc. and subsidiary as of December 31, 1999 and 1998 and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for the period September 16, 1998 (date of inception) and the year ended December 31, 1999. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of eFinancial Depot.Com, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the periods then ended, in conformity with generally accepted accounting principles.


                                   /s/  STEFANOU  &  COMPANY,  LLP
                                        --------------------------
                                        Stefanou  &  Company,  LLP
                                        Certified  Public  Accountants
McLean,  Virginia
March  28,  2000
                           eFINANCIAL DEPOT. COM, INC.
                           CONSOLIDATED BALANCE SHEET
                           DECEMBER 31, 1999 AND 1998



ASSETS                                                             1999     1998
                                                                 --------  -------
CURRENT ASSETS:
 Cash and equivalents . . . . . . . . . . . . . . . . . . . . .  $ 11,859  $ 6,436
 Accounts receivable, less allowance for doubtful accounts
              of $358,310 in 1999 and $0 in 1998, respectively.   119,610   17,500
 Marketable securities in brokerage accounts(Note E). . . . . .    51,836   44,850
 Accrued tax benefits (Note D). . . . . . . . . . . . . . . . .    17,980        -
 Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . .    35,005        -
                                                                 --------  -------
                           Total current assets . . . . . . . .   236,290   68,786

PROPERTY AND EQUIPMENT-AT COST:
 Furniture, equipment and leasehold improvements. . . . . . . .    35,176   27,713
 Less accumulated depreciation. . . . . . . . . . . . . . . . .     4,020      500
                                                                 --------  -------
                                                                   31,156   27,213

                                                                 $267,446  $95,999
                                                                 ========  =======

See accompanying notes to consolidated financial statements



                           EFINANCIAL DEPOT. COM, INC.
                           CONSOLIDATED BALANCE SHEET
                           DECEMBER 31, 1999 AND 1998


                                                                           1999      1998
                                                                         ---------  -------
 LIABILITIES

CURRENT LIABILITIES:
 Accounts payable and accrued expenses. . . . . . . . . . . . . . . . .  $ 36,898   $   924
 Unearned revenues. . . . . . . . . . . . . . . . . . . . . . . . . . .    30,750         -
 Notes payable (Note C  ) . . . . . . . . . . . . . . . . . . . . . . .    28,220    25,748
              Income taxes payable (Note D) . . . . . . . . . . . . . .    40,070     5,270
                                                                         ---------  -------
   Total current liabilities. . . . . . . . . . . . . . . . . . . . . .   135,938    31,942

Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . .    44,610    10,400

COMMITMENTS AND CONTINGENCIES (NOTE H)

STOCKHOLDERS' EQUITY (NOTE G)


Preferred stock, par value, $.001 per share; 10,000,000 shares
 authorized ; none issued at December 31, 1999 and 1998 . . . . . . . .         -         -

Common stock, par value, $.001 per share at December 31,
 1999;$.01 per share at December 31, 1998; 20,000,000 shares authorized; 12,500,000 issued  at December 31, 1999; 100,000
 shares authorized ; 1,000 shares issued at December 31, 1998 . . . . .    12,500        10
           Additional paid-in-capital . . . . . . . . . . . . . . . . .         -       990
           Retained earnings. . . . . . . . . . . . . . . . . . . . . .    96,907    45,022
           Unrealized gain or(loss) on securities available for resale
 (Note E) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (22,509)    7,635
                                                                         ---------  -------
                                                                           86,898    53,657
                                                                         ---------  -------

                                                                         $267,446   $95,999
                                                                         =========  =======


See accompanying notes to consolidated financial statements

                           EFINANCIAL DEPOT. COM, INC.
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
          FOR THE PERIOD SEPTEMBER 16, 1998 (DATE OF INCEPTION) THROUGH
             DECEMBER 31, 1998 AND THE   YEAR ENDED DECEMBER 31, 1999


                                                                        1999         1998
                                                                    ------------  -----------
Revenues:

 Fee income. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 1,197,813   $    73,000


Cost and expenses:

 Selling, general and administrative . . . . . . . . . . . . . . .    1,023,355        18,773
 Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . .        3,520           500
                                                                    ------------  -----------
                                                                      1,026,875        19,273
                                                                    ------------  -----------
 Operating income. . . . . . . . . . . . . . . . . . . . . . . . .      170,938        53,727
  Realized gain(loss) on securities available for sale.                 (32,203)          625
                                                                    ------------  -----------
  Net income before taxes. . . . . . . . . . . . . . .                  138,735        54,352

            Income (taxes) benefit . . . . . . . . . . . . . . . .       75,350         9,330
                                                                    ------------  -----------

Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    63,385   $    45,022

Other Comprehensive income, net of tax:
Unrealized gain (loss) from available for sale securities:
Unrealized holding gains (losses) arising during the period. . . .      (22,509)        7,635
                                                                    ------------  -----------
Comprehensive income . . . . . . . . . . . . . . . . . . . . . . .  $    40,876   $    52,657
                                                                    ============  ===========

Net income per common share (basic and assuming dilution). . . . .  $       .00   $       .00
                                                                    ============  ===========

Weighted average common shares outstanding (Note  I) . . . . . . .   12,500,000    12,500,000



See accompanying notes to consolidated financial statements

                           EFINANCIAL DEPOT. COM, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR  THE  PERIOD  SEPTEMBER  16,  1998  (DATE  OF  INCEPTION)  THROUGH
----------------------------------------------------------------------
DECEMBER  31,  1998  AND  THE  YEAR  ENDED  DECEMBER  31,  1999
---------------------------------------------------------------


                                                              Unrealized Loss
                                                               on Securities
                                                                   Common        Stock       Additional       Retained
                                                                   Shares        Amount    Paid-in-Capital    Earnings
                                                              ----------------  --------  -----------------  ----------
Common shares issued in exchange for cash to
 founders at inception . . . . . . . . . . . . . . . . . . .            1,000   $    10   $            990   $       -
Unrealized gain(loss) on securities-available
-for-sale. . . . . . . . . . . . . . . . . . . . . . . . . .                -         -                  -           -
 Net income. . . . . . . . . . . . . . . . . . . . . . . . .                -         -                  -      45,022
                                                              ----------------  --------  -----------------  ----------

Balance at December  31, 1998. . . . . . . . . . . . . . . .            1,000        10                990      45,022

Share issued in connection with merger of  RJI
 and Ballynagee (Note A) . . . . . . . . . . . . . . . . . .        2,000,000     2,000                  -           -
Retirement  of RJI Ventures, Inc. shares
(Note A) . . . . . . . . . . . . . . . . . . . . . . . . . .           (1,000)      (10)              (990)          -

Ballynagee Acquisition Corp. adjustment. . . . . . . . . . .                -         -                  -      (1,500)

Shares retained by former Ballynagee
Acquisition Corp. shareholders (Note A). . . . . . . . . . .          500,000       500                  -           -

Stock dividend (Note G ) . . . . . . . . . . . . . . . . . .       10,000,000    10,000                  -     (10,000)
Unrealized gain(loss) on securities-available-
for-sale . . . . . . . . . . . . . . . . . . . . . . . . . .                -         -                  -           -
 Net income. . . . . . . . . . . . . . . . . . . . . . . . .                -         -                  -      63,385
                                                              ----------------  --------  -----------------  ----------

Balance at December  31,  1999 . . . . . . . . . . . . . . .       12,500,000   $12,500   $              -   $  96,907
                                                              ================  ========  =================  ==========


See accompanying notes to consolidated financial statements


                                                               -Available-For
                                                                   -Sale          Total
                                                              ----------------  ---------
Common shares issued in exchange for cash to
 founders at inception . . . . . . . . . . . . . . . . . . .  $             -   $  1,000
Unrealized gain(loss) on securities-available
-for-sale. . . . . . . . . . . . . . . . . . . . . . . . . .            7,635      7,635
 Net income. . . . . . . . . . . . . . . . . . . . . . . . .                -     45,022
                                                              ----------------  ---------

Balance at December  31, 1998. . . . . . . . . . . . . . . .            7,635     53,657

Share issued in connection with merger of  RJI
 and Ballynagee (Note A) . . . . . . . . . . . . . . . . . .                -      2,000
Retirement  of RJI Ventures, Inc. shares
(Note A) . . . . . . . . . . . . . . . . . . . . . . . . . .           (1,000)

Ballynagee Acquisition Corp. adjustment. . . . . . . . . . .                -     (1,500)

Shares retained by former Ballynagee
Acquisition Corp. shareholders (Note A). . . . . . . . . . .              500

Stock dividend (Note G ) . . . . . . . . . . . . . . . . . .                -
Unrealized gain(loss) on securities-available-
for-sale . . . . . . . . . . . . . . . . . . . . . . . . . .          (30,144)   (30,144)
 Net income. . . . . . . . . . . . . . . . . . . . . . . . .                -     63,385
                                                              ----------------  ---------

Balance at December  31,  1999 . . . . . . . . . . . . . . .  $       (22,509)  $ 86,898
                                                              ================  =========


See accompanying notes to consolidated financial statements

                           EFINANCIAL DEPOT. COM, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR  THE  PERIOD  SEPTEMBER  16,  1998  (DATE  OF  INCEPTION)  THROUGH
----------------------------------------------------------------------
 DECEMBER  31,  1998  AND  THE  YEAR  ENDED  DECEMBER  31,  1999
----------------------------------------------------------------

                                                                                  1999       1998
                                                                               ----------  ---------
INCREASE (DECREASE) IN CASH AND EQUIVALENTS
Cash flows from operating activities
 Net income for the year. . . . . . . . . . . . . . . . . . . . . . . . . . .  $  63,385   $ 45,022
 Adjustments to reconcile net earnings to net cash
               provided by operating activities:
               Depreciation . . . . . . . . . . . . . . . . . . . . . . . . .      3,520        500
               Provision for uncollectible accounts receivable. . . . . . . .    358,310          -
               Loss (gain) on sale of securities. . . . . . . . . . . . . . .     32,203       (625)
Available- for-sale securities paid in lieu of cash for  services rendered. .          -      1,100
                Available-for-sale  securities received for services rendered   (337,739)   (33,000)
                (Increase) decrease in: .            . . . . . . . . . . . . . . . . . .          -
                  Accounts receivable . . . . . . . . . . . . . . . . . . . .   (460,420)   (17,500)
                 Advances and prepaid expenses. . . . . . . . . . . . . . . .    (35,005)         -
                 Accrued tax benefits . . . . . . . . . . . . . . . . . . . .    (17,980)         -
                 Marketable securities. . . . . . . . . . . . . . . . . . . .     (6,986)   (44,850)
                Increase (decrease) in:
                  Accounts payable and accrued expenses, net. . . . . . . . .     35,964        924
                                        Deferred tax expense. . . . . . . . .     34,210     10,400
     Income taxes payable . . . . . . . . . . . . . . . . . . . . . . . . . .     34,800      5,270
                                        Unearned revenues . . . . . . . . . .     30,750          -
                                                                               ----------  ---------
 NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES . . . . . . . . . . . . . .   (264,988)   (32,759)
Cash flows used in investing activities:
              Proceeds from available-for-sale securities . . . . . . . . . .    275,401     40,160
 Capital expenditures, net of disposals . . . . . . . . . . . . . . . . . . .     (7,462)   (27,713)
                                                                               ----------  ---------
 NET CASH (USED) PROVIDED IN INVESTING ACTIVITIES . . . . . . . . . . . . . .    267,939     12,447
Cash flows used in financing activities:
 Proceeds from sale of common stock, net of costs . . . . . . . . . . . . . .          -      1,000
 Proceeds from notes payable. . . . . . . . . . . . . . . . . . . . . . . . .      2,472     25,748
                                                                               ----------  ---------
 NET CASH (USED) PROVIDED IN FINANCING ACTIVITIES . . . . . . . . . . . . . .      2,472     26,748
                                                                               ----------  ---------
 NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS. . . . . . . . . . . . . . .      5,423      6,436
Cash and equivalents at beginning of year . . . . . . . . . . . . . . . . . .      6,436          -
                                                                               ----------  ---------
Cash and equivalents at end of year . . . . . . . . . . . . . . . . . . . . .  $  11,859   $  6,436
                                                                               ==========  =========

Supplemental Disclosures of Cash Flow Information

Cash paid during the year for interest. . . . . . . . . . . . . . . . . . . .  $       -   $      -

Acquisition:
 Assets acquired. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $       -   $      -
 Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,910          -
 Liabilities assumed. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (1,410)         -
 Common stock issued. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (500)         -
                                                                               ----------  ---------
 Net cash paid for acquisition. . . . . . . . . . . . . . . . . . . . . . . .  $       -   $      -
                                                                               ==========  =========
See accompanying notes to consolidated financial statements

                           EFINANCIAL DEPOT. COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

NOTE  A-BUSINESS  COMBINATION

On September 20, 1999, RJI Ventures, Inc. , formerly Talk Stock With Me, Inc. ("RJI") completed a merger with Ballynagee Acquisition Corp. ("Ballynagee") , in a transaction accounted for using the purchase method of accounting. Subsequent to the merger, Ballynagee was re-named eFinancial Depot.Com, Inc. ("Company"). From its inception, Ballynagee was an inactive corporation with no significant assets or operations. From its inception in September, 1998, RJI has developed, marketed and operated an internet web site devoted to the research of
U. S. and Canadian equity issues. Effective with the merger, all previously outstanding common stock of RJI was exchanged for common stock of Ballynagee , resulting in the previous security holders of RJI owning approximately 80% of the voting stock of the Company in an exchange ratio of 1 share of RJI common stock for 2,000 shares of Ballynagee common stock.

In accordance with APB Opinion 16, the consolidated financial statements include the accounts of RJI as the acquiring entity and Ballynagee Acquisition Corp. as the wholly owned subsidiary. Significant intercompany transactions have been eliminated in consolidation.

The total purchase price and carrying value of net assets acquired by RJI of Ballynagee Acquisition Corp. was $ 500. The net assets acquired were as follows:

     Net  assets          $         -
     Accumulated  deficit       1,910
     Net  liabilities          (1,410)
                               -------
                              $   500
                              =======

As Ballynagee Acquisition Corp. was an inactive corporation with no significant operations, the Company recorded the carryover historical basis of net tangible assets acquired, which did not differ materially from their historical cost. The results of operations subsequent to the date of acquisition are included in the Company's consolidated statement of losses.

NOTE  B-SUMMARY  OF  ACCOUNTING  POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

Business  and  Basis  of  Presentation
--------------------------------------

eFinancial Depot. Com, Inc. (formerly Ballynagee Acquisition Corp.) (the "Company") was formed on April 21, 1997. The Company is incorporated under the laws of the State of Delaware. Up until September, 1999, the Company was inactive, had no significant business operations and was classified as a development stage company. On September 20, 1999, the Company completed a merger with RJI, Inc. ("RJI"), a company that develops, markets and operates an internet web site devoted to the research of U.S. and Canadian equity issues. The resulting merged corporation was named eFinancial Depot.Com, Inc. F-9
                           eFINANCIAL DEPOT. COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 and 1998

NOTE  B  -  ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
(CONTINUED)

                               Revenue Recognition

The Company's contracts frequently call for a lump sum at the time the contract is signed following by monthly billings for services rendered. The lump sum, which is to be paid either in cash or common stock, is non-refundable. Therefore, the cash or fair market value of the common stock is reflected in income at the time the contract is signed. The contracts call for monthly service fees to be paid at the beginning of each month with the first and last month's fees due at the time the contract is signed. The unearned portion of these fees is recorded as a liability.

                         Allowance for Doubtful Accounts

It is the policy of management to review the outstanding accounts receivable at year-end and establish an allowance for doubtful accounts for uncollectible amounts.

                              Marketable Securities

Common stock received by the Company for services is usually freely traded stock and is recorded at its fair market value on the date the contract is signed. All of the Company's marketable securities are categorized as available-for-sale securities, as defined by the Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." None of the securities held have been included in cash equivalents.

These securities are stated at estimated fair value based upon market quotes. Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported, net of tax, as a separate component of stockholders' equity. Realized gains and losses for securities classified as available-for-sale are reported in earnings when sold based upon the adjusted cost of the specific security sold.

Advertising
-----------

The Company follows the policy of charging the costs of advertising to expenses incurred. For the years ended December 31, 1999 and 1998, advertising costs were $ 654 and $ 0, respectively.

Property  and  Equipment
------------------------

Property and equipment is stated at cost, maintenance and repairs are charged to operations. Depreciation expense is calculated on a straight-line basis over 5 years using a half-year convention for the year of purchase. For the years ended December 31, 1999 and 1998, depreciation expense was $ 3,520 and $ 500, respectively.

                           eFINANCIAL DEPOT. COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 and 1998

NOTE  B-SUMMARY  OF  ACCOUNTING  POLICIES  (continued)

Intangible  Assets
------------------
Organization costs incurred after December 31, 1998 will be expensed as incurred in accordance with AICPA Statement of Position 98-5.

Income  Taxes
-------------
Income taxes are provided based on the liability method for financial reporting purposes in accordance with the provisions of Statements of Financial Standards No. 109, "Accounting for Income Taxes". Under this method deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be removed or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statements of operations in the period that includes the enactment date.

Cash  Equivalents
-----------------

For purposes of the Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents.

Impairment  of  Long-Lived  Assets
----------------------------------

The  Company  has  adopted  Statement  of Financial Accounting Standards No. 121
(SFAS 121). The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No.121 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

Use  of  Estimates
------------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly actual results could differ from those estimates.

                          Concentrations of Credit Risk

Financial instruments and related items which potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company's customers are not geographically concentrated and it periodically reviews its trade receivables in determining its allowance for doubtful accounts.

F-11
----

                           EFINANCIAL DEPOT. COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

NOTE  B-SUMMARY  OF  ACCOUNTING  POLICIES  (CONTINUED)

STOCK  BASED  COMPENSATION

The Company accounts for stock transactions in accordance with APB Opinion 25, "Accounting for Stock Issued to Employees." In accordance with statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," the Company has adopted the proforma disclosure requirements.

Comprehensive  Income
---------------------

"Reporting Comprehensive Income," was adopted during the period ended December 31, 1998. The standard establishes guidelines for the reporting and display of comprehensive income and its components in financial statements. Comprehensive income includes unrealized gains and losses on debt and equity securities classified as available-for-sale and included as a component of stockholders' equity.

New  Accounting  Pronouncements
-------------------------------

The Company adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131") in the year ended December 31, 1998. SFAS establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions how to allocate resources and assess performance. The information disclosed herein materially represents all of the financial information related to the Company's principal operating segment.

The Company adopted Statement of Financial Accounting Standards No. 132, Employers' Disclosures about Pension and Other Post Employment Benefits (SFAS 132"), in the year ended December 31, 1999. SFAS 132 specifies amended disclosure requirements regarding such obligations. SFAS No. 132 does not effect
the  Company  as  of   December  31,  1999.

 In March 1998, Statement of Position No. 98-1 was issued, which specifies the appropriate accounting for costs incurred to develop or obtain computer software for internal use. The new pronouncement provides guidance on which costs should be capitalized, and over what period such costs should be amortized and what disclosures should be made regarding such costs. This pronouncement is effective for fiscal years beginning after December 15, 1998, but earlier application is acceptable. Previously capitalized costs will not be adjusted. The Company believes that it is already in substantial compliance with the accounting requirements as set forth in this new pronouncement, and therefore believes that adoption will not have a material effect on financial condition or operating results.

                           EFINANCIAL DEPOT. COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

NOTE  B-SUMMARY  OF  ACCOUNTING  POLICIES  (CONTINUED)

In April 1998, Statement of Position No. 98-5 was issued which requires that companies write-off defined previously capitalized start-up costs including organization costs and expense future start-up costs as incurred. Adoption of this statement does not have an effect on financial condition or operating results.

 In  June  1998,  the  Financial  Accounting Standards Board issued Statement of
Financial Accounting Standard No. 133, Accounting for Derivative Instruments and for Hedging Activities, ("SFAS No. 133"). This new pronouncement requires that certain derivative instruments be recognized in balance sheets at fair value and for changes in fair value to be recognized in operations. Additional guidance is also provided to determine when hedge accounting treatment is appropriate whereby hedging gains and losses are offset by losses and gains related directly to the hedged item. While the standard, as amended, must be adopted in the fiscal year beginning after June 15, 2000, its impact on the Company's consolidated financial statements is not expected to be material as the Company has not historically used derivative and hedge instruments.

Earnings  Per  Share
--------------------

The Company has adopted Statement of Financial Accounting Standard No. 128, "Earnings Per Share," specifying the computation, presentation and disclosure requirements of earnings per share information. Basic earnings per share has been calculated based upon the weighted average number of common shares outstanding. Stock options and warrant's have been excluded as common stock equivalents in the diluted earnings per share because they are either antidilutive, or their effect is not material. There is no effect on earnings per share information for the year ended December 31, 1998 relating to the adoption of this standard.

NOTE  C  -  NOTE  PAYABLE

The Company has an unsecured demand loan from an entity controlled by the Company's President, which bears no interest. The amount of the advances due on December 31, 1999 and 1998 were $ 28,220 and $ 25,748, respectively.

NOTE  D-  INCOME  TAXES

The Company has adopted Financial Accounting Standard number 109 which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.

                           EFINANCIAL DEPOT. COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

The provision for income taxes at December 31 , 1999 and 1998 consists of the following:

                              1999               1998
                              ----               ----
Current:
     Federal                 $  27,600           3,410
     State                       7,200           1,860
                                 -----           -----
                                34,800           5,270
                                ------          ------
       Deferred  tax:
     Federal                   $37,200           2,590
     State                       3,350           1,470
                              --------           -----
                                40,550           4,060
                               -------           -----
Total  provision  for
income  taxes                  $75,350           9,330
                               =======           =====

The deferred tax liability is the result of differences in depreciation for tax and financial statement presentation purposes.

The Company has deferred tax benefits of $ 17,980 ($15,790 federal income tax and $2,190 state income tax) related to the unrealized loss on securities available for sale at December 31, 1999 and deferred income liabilities of $6,340 ($5,540 federal income tax and $890 state income tax) related to the unrealized gain on securities available-for-sale on December 31, 1998.

NOTE  E-  MARKETABLE  SECURITIES
--------------------------------

The Company in exchange for services receives securities. The securities received are recorded at fair market value and are classified as available-for-sale. Securities classified as available-for-sale may be sold in response to changes in interest rates, liquidity needs, and for other purposes. The Company does not currently have any held-to-maturity or trading securities. None of the securities held have been included in cash equivalents.

Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported net of tax as a separate component of stockholder's equity. Realized gains and losses for securities classified as available-for-sale are reported in earnings based upon the adjusted cost of the specific security sold.

Marketable  securities  consisted  of  the  following  at  December  31,

                                                    1999          1998
                                                    ----          ----
Fair  market  value  on  the  date  acquired    $ 92,325      $ 30,875
Fair  market  value  on  December  31             51,836        44,850
                                                  ------        ------
Unrealized  gain  or  (loss)                     (40,489)       13,975
Deferred  income  tax asset or (liability)        17,980        (6,340)
                                                 ------         -------
                                                 (22,509)        7,635
                                                 =======         =====
Stocks  held  in  brokerage  accounts             86,987        36,298
Deferred  income  tax  benefit                  $      -       $22,834

                           EFINANCIAL DEPOT. COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

                             NOTE F-MAJOR CUSTOMERS

Revenue from three (3) major customers approximated $366,000 or 30.5% of sales for the year ended December 31, 1999. There were no significant customers for the year ended December 31, 1998.

NOTE  G  -  CAPITAL  STOCK

Talk Stock With Me, Inc. ("Talk Stock") was formed under the laws of the State of Nevada in October, 1998. In 1998, Talk Stock issued a total of 1,000 shares of common stock to its founders in exchange for $1,000. In September 1999 Talk Stock changed its name to RJI Ventures, Inc. ("RJI").

In September , 1999, RJI completed a merger with Ballynagee Acquisition Corp., a Nevada corporation with no material operations. The shareholders of RJI exchanged all of the outstanding shares of common stock of RJI in an exchange ratio of 1 share of RJI common stock for 2,000 shares of common stock in Ballynagee Acquisition Corp. common stock.

Immediately following the merger, Ballynagee Acquisition Corp. was renamed eFinancial Depot. Com, Inc.

In December, 1999, the Company's Board of Directors approved a four (4) share for one (1) common stock dividend. Share amounts presented in the consolidated balance sheets and consolidated statements of stockholders' equity reflect the actual share amounts outstanding for each period presented.

NOTE  H-COMMITMENTS  AND  CONTINGENCIES

LEASE  COMMITMENTS
------------------

The Company leases office space on a month-to-month basis in Los Angeles, California from an entity controlled by an individual related to a significant shareholder of the Company,. The Company also sub-leases office space in Vancouver, British Columbia from an entity owned by a Company officer. The future minimum annual lease payments in excess of one year were as follows:

NOTE  H-COMMITMENTS  AND  CONTINGENCIES  (CONTINUED)

     Year      Amount
     2000     $  18,744
     2001        18,744
     2002        18,744
     2003         1,562
     ----         -----
              $  57,794
              =========

The Company incurred no rental expense during the years ended December 31, 1999 and 1998

                           EFINANCIAL DEPOT. COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

NOTE  I-NET  INCOME  PER  COMMON  SHARE

The following table presents the computation of basic and diluted income per share:
                                                      1999             1998
                                                      ----             ----
Net  income  available  for  common  shareholders  $ 63,385       $  45,022
Basic  and  fully diluted income per share         $    .00       $     .00
Weighted average common shares outstanding       12,500,000      12,500,000
                                               ============      ==========

NOTE  J-NET  INCOME  PER  COMMON  SHARE

Net income per share is based upon the weighted average number of shares of common stock outstanding In September, 1999, RJI shareholders exchanged for common stock of the Ballynagee Acquisition Corp. "Ballynagee") 1 share of RJI common stock for 2,000 shares of the Ballynagee common stock (See Note A). In December 1999, a four (4) for one (1) stock dividend of the Company's common stock was effected (See Note H). Accordingly, all historical weighted average share and per share amounts have been restated to reflect this merger and the stock dividend

NOTE  K-SUBSEQUENT  EVENTS

Subsequent to the date of the Company's financial statements, the Company entered into letters of intent to acquire Trade-Fast, Inc., a privately held financial communication firm for 4,000,000 shares of the Company's restricted common stock and Westcor Mortgage, Inc., a privately held commercial mortgage banking firm for $2,200,000 in the form of cash and the Company's restricted common stock.

 In addition, subsequent to the date of the financial statements, the Company issued a $ 2,500,000 convertible debenture due in February, 2003 through a private placement yielding $2,225,000, net of estimated offering costs and placement fees of $275,000. The debenture pays the holders 6%, payable annually redeemable at the option of the Company after one year of issuance and once the average daily closing price of the Company's common stock is $10.00 per share for twenty (20) consecutive trading days. The convertible debenture is convertible at the option of the holder of such debenture at any time after March 2, 2000 at a price per share equal to the lesser of (i) 80% of the average closing bid price of the Company's common stock for five days proceeding the date of conversion notice is tendered, or (ii) five ($5.00) dollars per share. In no event shall the conversion price be lower than $3.00 per share.

                           eFINANCIAL DEPOT. COM, INC.

                        COMPUTATION OF LOSSES PER COMMON
                           AND COMMON EQUIVALENT SHARES

                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998



                                                         1999         1998
                                                      -----------  ----------

Shares outstanding at beginning of period. . . . . .   12,500,000  12,500,000

Weighted average of common shares issued
during the period. . . . . . . . . . . . . . . . . .   12,500,000  12,500,000

Weighted average of common shares
outstanding during the period (adjusted for 4 for 1
 stock dividend  in 1999). . . . . . . . . . . . . .   12,500,000  12,500,000

Stock options and warrants outstanding-not
included as they have no dilutive effect . . . . . .            -           -

Shares used in computing earnings per
common share . . . . . . . . . . . . . . . . . . . .   12,500,000  12,500,000

Income per common share ($63,385/12,500,000) . . . .  $       .00

Income per common share ($45,722/12,500,000) . . . .  $       .00


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On February 21, 2000, the Company engaged Stefanou & Company, LLP, Certified Public Accountants, to audit its financial statements for the fiscal years ended December 31, 1999 and 1998. During the Company's two most recent fiscal years, and any subsequent interim periods preceding the change in accountants, there were no disagreements with Gregory M. Montagna, CPA, P.C. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope procedure. Mr. Montagna provided the Company with a letter confirming that he agreed with the Company's disclosure on Form 8-K in connection with the change of accountants.

The Company did not consult Stefanou & Company LLP, Certified Public Accountants, regarding the application of accounting principles to any specific completed or contemplated transaction or the type of audit opinion that might be rendered on the Company's financial statements.

                                    PART III

ITEM  9.     DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
             COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT.

The following table and text sets forth the names and ages of all directors, executive officers and significant employees of the Company as of March 31, 2000. All of the directors serve until the next Annual General Meeting of shareholders and until their successors are elected and qualified, or until the earlier of death, retirement, resignation or removal. Subject to any applicable employment agreement, executive officers serve at the discretion of the Board of Directors, and are appointed to serve until the first Board of Directors meeting following the annual meeting of shareholders. Also provided is a brief description of the business experience of each director, executive officer and significant employee during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the federal securities laws.

Directors,  executive  officers  and  other  significant  employees:



                        DATE FIRST ELECTED OR
NAME . . . . . . . . .  POSITION HELD WITH THE COMPANY  AGE  APPOINTED
----------------------  ------------------------------  ---  ----------------
John Huguet. . . . . .  Director, CEO, and President     54  October 18, 1999
----------------------  ------------------------------  ---  ----------------
Christina Cepeliauskas  Chief Financial Officer          36  October 18, 1999
                        ------------------------------  ---  ----------------
Randy Doten. . . . . .  Director                         35  October 18, 1999
======================  ==============================  ===  ================

The backgrounds and experience of the Company's directors, executive officers and other significant employees are as follows:

John  Huguet,  C.M.A.,  F.C.M.A.,  President  &  CEO

Mr. Huguet brings to Company over 35 years of diverse, international executive management and resource development experience. Much of Mr. Huguet's career has focused on the development and execution of major international projects incorporating creative and innovative partnership formations, financing arrangements and equity structures. His global experience includes complex business dealings in such markets as Peru, Chile, Venezuela, Argentina, Thailand, Philippines and Singapore. His expertise in the global arena is expected to prove invaluable to the Company's development internationally. Mr. Huguet was employed for over 33 years with the Atkinson group of companies, serving as President and Managing Director of Atkinson Holdings and Commonwealth Construction until April, 1997. Since May, 1997, Mr. Huguet has been the President and CEO of Andean American Mining Corp., and is currently a director of Oriole Systems Inc

Christina  Cepeliauskas,  Chief  Financial  Officer

Ms. Cepeliauskas is a professional accountant whose focus is working with public sector resource and technology companies. Currently, Ms. Cepeliauskas is Controller of Andean American Mining Corp., a company she joined in 1996 when it became publicly listed. In addition, she provides financial consulting services to Oriole Systems Inc., an e-commerce company. Ms. Cepeliauskas is a member of the Certified General Accountants Association where she was recognized for achieving the highest aggregate standing in Level IV studies.

Randy  Doten,  Vice  President,  Technical  Development,  Director

Mr. Doten has over ten years experience in online development, strategy and marketing. He has successfully implemented online production campaigns for talk shows and game shows, including The Sinbad Show, The Howie Mandell Show, The Roseanne Show, Judge Judy, Hollywood Squares and Wheel of Fortune. Mr. Doten's expertise in targeting the online community is expected to be a major asset to the Company. Mr. Doten is currently President of Talk-Stock, a 100% owned subsidiary of e-financial depot.com, Inc. Mr. Doten has also instructed at respected computer technical schools, and has implemented and managed Local and Wide Area Networks in both Windows NT and Unix environments. He is fluent in several programming languages, including those vital to online development and production. Mr. Doten is currently pursing his graduate studies at the University of Phoenix of Southern California, and expects to graduate in June, 2000.

There are no family relationships between any of the directors and officers of the Company. There are no arrangements or understandings between any two or more directors or executive officers, pursuant to which he/she was selected to be a director or executive officer.

None of the Company's directors, executive officers, promoters or control persons have been involved in any of the following events during the past five years:

1. any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2. any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3. being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4. being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Section  16(a)  Beneficial  Ownership  Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors and persons who own more than 10% of a registered class of the Company's equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of common stock and other equity securities of the Company, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by Commission regulations to furnish the Company with copies of all
Section 16(a) reports they file. The Company was informed that none of its officers and directors (including Mr. Huguet, Ms. Cepeliauskas or Mr. Doten) filed a Form 3 within the prescribed period following which each became an officer, director or 10% beneficial owner of the Company's outstanding common stock. However, all three officers have assured the Company that they will file Form 3s prior to the end of April, 2000.

ITEM  10.     EXECUTIVE  COMPENSATION.

The Company's chief executive officer did not receive any cash or other compensation during the fiscal years ended December 31, 1998 and 1997. No other executive officer of the Company received annual salary and bonus in excess of $100,000 for the fiscal years ended December 31, 1999, 1998 or 1997. During the fiscal year ended December 31, 1999, the Company's chief executive officer received a salary of $50,000 (pro-rated from September 1, 1999 (the date he commenced his position with the Company, and based on an annual salary of $150,000). The Company is in the process of finalizing employment agreements with each of Mr. Huguet, Ms. Cepeliauskas and Mr. Doten.

The Company granted options to acquire shares in its common stock pursuant to certain agreements (not presently finalized). The following table sets forth the name of each optionee and the number of options in the common stock of the Company granted during the year ended December 31, 1999:

             NAME OF OPTIONEE          NUMBER OF OPTIONS(1)
            ----------------           --------------------
            John F. Huguet
            President & Director        1,000,000 (2)
           --------------------         -------------
            Christina Cepeliauskas
            Chief Financial Officer     60,000 (3)
            ----------------           --------------------
            Randy Doten
            Director                    250,000 (4)
            ----------------           --------------------
(1) Shares of Common Stock which the person has the right to acquire within 60 days of December 31, 1999 are deemed outstanding in calculating the percentage of ownership of the persons, but not deemed outstanding as to any other person.

(2) 1,000,000 options to purchase shares of the Company's common stock at $1.25 per share.

(3) 60,000 options to purchase shares of the Company's common stock at $1.25 per share.

(4) 250,000 options to purchase shares of the Company's common stock at $1.25 per share.

On March 28, 2000, the Company registered its 1999 Stock Option Plan with the Securities and Exchange Commission. The above-noted options were granted to Mr. Huguet, Ms. Cepeliauskas and Mr. Doten pursuant to the Company's 1999 Stock Option Plan.

The Company has no formal plan for compensating its directors for their service in their capacity as directors although such directors are expected to receive in the future options to purchase common shares as awarded by the Board of Directors or (as to future options) a Compensation Committee which may be established. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of the Board of Directors. The Board of Directors may award special remuneration to any director undertaking any special services on behalf of the Company other than services ordinarily required of a director. Other than indicated below, no director received and/or accrued any compensation for his services as a director, including committee participation and/or special assignments.

Other than as discussed above, the Company has no plans or arrangements in respect of remuneration received or that may be received by executive officers of the Company to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $100,000 per executive officer.

There are no arrangements or plans in which the Company provides pension, retirement or similar benefits for directors or executive officers. Other than the management agreements discussed herein, the Company has no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to the Company's directors or executive officers, except that stock options may be granted at the discretion of the Board of Directors or a committee thereof.

ITEM  11.     SECURITY  OWNERSHIP  OF  CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Beneficial  Ownership

As used in this section, the term "beneficial ownership" with respect to a security is defined by Regulation 228.403 under the Securities Exchange Act of 1934, as amended, as consisting of: (1) any person who, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise has or shares voting power (which includes the power to vote, or to direct the voting of such security) or investment power (which includes the power to dispose, or to direct the disposition of, such security); and (2) any person who, directly or indirectly, creates or uses a trust, proxy, power of attorney, pooling arrangement or any other contract, arrangement or device with the purpose or effect of divesting such person of beneficial ownership of a security or preventing the vesting of such beneficial ownership.

Each person has sole voting and investment power with respect to the common shares, except as otherwise indicated. Beneficial ownership consists of a direct interest in the common shares, except as otherwise indicated.

As of March 31, 2000, the Company had a total of 13,010,000 common shares ($0.001 par value per common share) issued and outstanding. On October 14, 2000, the Company's directors approved a forward stock split of the Company's common shares on a 4:1 basis for all record shareholders, increasing the then issued and outstanding shares from 2,500,000 to 12,500,000 common shares.

As of March 31, 2000, no person known to the Company was the beneficial owner of more than five percent (5%) of the outstanding common shares of the Company except the following:


                                       AMOUNT AND NATURE OF
NAME AND ADDRESS OF BENEFICIAL OWNER   BENEFICIAL OWNERSHIP    PERCENTAGE OF CLASS(1)
------------------------------------  -----------------------  ----------------------

Gold Crown Holdings Ltd.
Herald House, 22 Hill Street
St. Hlr, Jersey  JE48X2. . . . . . .  9,552,000 common shares                   73.4%
-------------------------------------------------------------------------------------


Langley Investment Advisory Group
1875 Century Park East, #150
Century City, CA  90067. . . . . . .  1,000,000 common shares                   7.69%
====================================  =======================  ======================

(1)     Based  on  13,010,000  common  shares  outstanding  as  of  March  31,  2000.


The following table sets forth the beneficial ownership of shares of the Company's common stock as of March 31, 2000, for each officer and director of the Company, and for all directors and officers as a group:

                                         AMOUNT AND NATURE OF
NAME AND ADDRESS OF BENEFICIAL OWNER     BENEFICIAL OWNERSHIP      PERCENTAGE OF CLASS(1)
------------------------------------  ---------------------------  ----------------------

John F. Huguet
President & Director
1005 - 750 West Pender Street
Vancouver, BC, Canada  V6C 2T8 . . .  1,000,000 common shares (2)                   7.69%
-----------------------------------------------------------------------------------------
Christina Cepeliauskas
Chief Financial Officer
1005 - 750 West Pender Street
Vancouver, BC, Canada  V6C 2T8 . . .  60,000 common shares (3)                       0.5%
-----------------------------------------------------------------------------------------
Randy Doten
Director
150 - 1875 Century Park East
Century City, CA  90067. . . . . . .  250,000 common shares (4)                      2.0%
-----------------------------------------------------------------------------------------
Directors and Officers as a Group. .  1,310,000  common shares                       9.9%
====================================  ===========================  ======================

(1)     Based  on  13,010,000  common  shares  outstanding  as  of  March  31,  2000
(2)     Options  to  purchase 1,000,000 shares of the Company's common stock at $1.25 per share.
(3)     Options  to  purchase  60,000  shares  of the Company's common stock at $1.25 per share.
(4)     Options  to  purchase  250,000  shares of the Company's common stock at $1.25 per share.


ITEM  12.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.

Other than as described below, there have been no transactions, or proposed transactions, which have materially affected or will materially affect the Company in which any director, executive officer, or beneficial holder of more than 10% of the outstanding common stock, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or material indirect interest.

ITEM  13.     EXHIBITS  AND  REPORTS  ON  FORM  8-K.

Reports  on  Form  8-K

On October 1, 1999, the Company filed a report on Form 8-K with respect to a change in control of the Company; and the Share Exchange Agreement between the Company and Talk Stock With Me, Inc., dated September 8, 1999.

On December 8, 1999, the Company filed a report on Form 8-K/A, attaching the financial statements of Talk Stock With Me, Inc. and the Company's pro-forma financial information.

On February 25, 2000, the Company filed a report on Form 8-K with respect to a change in the Company's independent auditor, and announcing that the Company had engaged Stefanou & Company, LLP Certified Public Accountants to audit its financial statements.

Financial  Statements  Filed  as  Part  of  the  Company's  Annual  Report

Report  of  Independent  Certified  Public  Accountants,  dated  March 28, 2000.

     Consolidated  Balance  Sheet  at  December  31,  1999  and  1998.

     Consolidated  Statements of Income and Comprehensive Income for the periods

September 16, 1998 (date of inception) through December 31, 1998, and the year ended December 31, 1999

     Consolidated Statements of Stockholders' Equity for the periods September 16, 1998 (date of inception) through December 31, 1998, and the year ended December 31, 1999

     Consolidated Statements of Cash Flows for the periods September 16, 1998 (date of inception) through December 31, 1998, and the year ended December 31, 1999

     Notes  to  Consolidated  Financial  Statements

Exhibits  Required  by  Item  601  of  Regulation  S-B:

(3)     Articles  of  Incorporation  and  Bylaws

3.1 Certificate of Incorporation of the Company (filed as exhibit 3.1 to the Company's Registration Statement on Form 10SB (file# 000-26899) on July 30, 1999, and incorporated herein by reference).

3.2 Bylaws of the Company (filed as exhibit 3.2 to Registration Statement on Form 10-SB (file#000-26899) on July 30, 1999, and incorporated herein by reference).

3.3 Certificate of Amendment of Certificate of Incorporation dated November 2, 1999 (filed as exhibit 3 (a) to the Company's Quarterly Report on Form 10-QSB (file # 000-26899) on November 22, 1999, and incorporated herein by reference).

(10)     Material  Contracts

     10.1 Share Exchange Agreement between Ballynagee Acquisition Corporation and Talk Stock With Me, Inc., dated September 8, 1999 (filed on October 1, 1999 as an exhibit to the Company's Current Report on Form 8-K on
October  1,  1999  and  incorporated  herein  by  reference).

     10.2 Share Purchase Agreement between the Company, Trade-Fast, Inc. and Alan Cohen, dated November 30, 1999.

     10.3 Letter of Intent between the Company and Westcor Mortgage Inc., dated January 19, 2000

     10.4 Consulting Agreement between the Company and Oxford Capital Corporation, dated January 27, 2000

     10.5 Registration Rights Agreement between the Company and Oxford Capital Corporation, dated February 2, 2000

(20)     Other

     20.1 e-financial depot.com, Inc. 6% Convertible Debenture, dated February 2, 2000

(21)     Subsidiary  of  the  Company

     Talk  Stock With Me, Inc. is a 100% wholly owned subsidiary of the Company.

(27)     Financial  Data  Schedule

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


     E-FINANCIAL  DEPOT.COM

     By:  /s/ John Huget
          John  Huguet,  President/Director

     Date:     April  14,  2000

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     By:  /s/ John Huget
          John  Huguet,  President/Director
     Date:     April  14,  2000


     By:  /s/ Christina Cepeliauskas
          Christina  Cepeliauskas,  Chief  Financial     Officer
     Date:     April  14,  2000


     By:  /s/ Randy Doten
          Randy  Doten,  Director
     Date:     April  14,  2000

*  Print  the  name  and  title  of  each  signing  officer under his signature.