Form 10QSB
period 2000-03-31
E FINANCIAL DEPOT COM
filed 2000-05-15
CIK 1092310

OMB APPROVAL
                                                                    ------------
                                                          OMB  Number  3235-0416
                                                          ----------------------
                                                        Expires:  May  31,  2000
                                                      Estimated  average  burden
                                                   hours  per  response:  9708.0
                                                   -----------------------------

                                   UNITED  STATES
                      SECURITIES  AND  EXCHANGE  COMMISSION
                             WASHINGTON,  D.C.  20549

                                    FORM 10-QSB

(Mark  One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For  the  quarterly  period  ended  March  31,  2000
                                                     ----------------

     TRANSITION  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE  EXCHANGE  ACT
     For  the  transition  period  from          to
     Commission  file  number  000-26899
                               ---------

                           E-FINANCIAL DEPOT.COM, INC.
                           ---------------------------
        (Exact name of small business issuer as specified in its charter)

              DELAWARE                                               33-0809711
              --------                                               ----------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                              Identification No.)

                          150 - 1875 CENTURY PARK EAST
                         CENTURY CITY, CALIFORNIA  90067
                         -------------------------------
                    (Address of principal executive offices)

                                 (877) 739-3812
                                 --------------
                           (Issuer's telephone number)

               (Former name, former address and former fiscal year,
                         if changed since last report)

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities  under  a  plan  confirmed  by  a  court.     Yes      No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

13,040,000  common  shares  issued  and  outstanding  as  of  April  28,  2000
------------------------------------------------------------------------------

Transitional  Small  Business  Disclosure  Format  (Check one):    Yes   No [X]

                         PART I - FINANCIAL INFORMATION

ITEM  1.     FINANCIAL  STATEMENTS.

e-financial depot.com, Inc.'s (the "Company") financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The financial statements are attached to this Quarterly Report (see Part II, Item 6).

ITEM  2.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION.

The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and Notes, included in Part II, Item 6 of this Quarterly Report.

Description  of  Company

The Company is an internet financial portal, offering a full spectrum of financial services and investment information on the World Wide Web. The Company is developing a proprietary information system consisting of integrated financial web pages and featuring an online investment-related community through its talk-stock.com. website (the "Talk Stock Website").

Unlike many dot.com businesses which take a single point and develop around one idea, the Company is a comprehensive financial services portal incorporating four principle revenue engines:

     (a)     Global  markets  -  trading  both  hosted  and  online.
     (b) Specialty financial services - mortgages, insurance, foreign exchange, commodities
     (c)     News,  media  &  communication  with  our  on  line community "TALK
             STOCK".
     (d) Education and Investor preparedness focusing on Risk Analysis, Investment and trading techniques.

Forward  Looking  Statements

This Quarterly Report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements included herein that address activities, events or developments that the Company expects, believes, estimates, plans, intends, projects or anticipates will or may occur in the future, are forward-looking statements. Actual events may differ materially from those anticipated in the forward-looking statements. Important risks that may cause such a difference include: general domestic and international economic business conditions, increased competition in the Company's markets and products. Other factors may include, availability and terms of capital, and/or increases in operating and supply costs. Market acceptance of existing and new products, rapid technological changes, availability of qualified personnel also could be factors. Changes in the Company's business strategies and development plans and changes in government regulation could adversely affect the Company. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate. There can be no assurance that the forward-looking statements included in this filing will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company that the objectives and expectations of the Company would be achieved.

Revenue

For the three months ended March 31, 2000, revenue from continuing operations, which are comprised exclusively of client fee income, was $15,200. Total revenues from continuing operations decreased by $155,050, or 91%, from $170,250 for the period ended March 31, 1999. The decrease in the Company's revenues during the period ended March 31, 2000 compared to March 31, 1999 was due to the Company's management changing its focus to providing investors information on equity issues. The Company reported net loss from continuing operations for the three months ended March 31, 2000 of $647,701 compared to net income of $ 125,426 for the three months ended March 31, 1999. The decrease in net income is due to the increased costs associated with the startup of the Company's internet financial portal and a change in the focus of the Company from an investor relations services provider to a provider of comprehensive financial information.

Costs  and  Expenses

The Company's expenses from operations for the three months ended March 31, 2000 increased $637,116 or 1,240% to $688,490 from $51,374 during the same period in 1999. Selling, general and administrative expenses increased $612,936, or 1,193% to $ 664,310 during the first 3 months of 2000 from $ 51,374 in the first 3 months of 1999. The increase was due to the Company incurring start up costs in connection with establishing its world wide web information site and an increase in personnel costs.

The Company recognized a net gain from the sale of securities available for sale in the first 3 months of 2000 in the amount of $7,938 as compared to a net gain of $6,550 in the first 3 months of 1999. The Company periodically receives securities from clients in exchange for services. It is the Company's policy to liquidate the securities when it is in the best interest of the Company.

LIQUIDITY  AND  CAPITAL  RESOURCES

Three  Months  Ended  March  2000

As of March 31, 2000, the Company had a deficit in working capital of $86,451 compared to available working capital of $55,742 at March 31, 1999, a decrease in working capital of $142,193. The decrease in working capital was substantially due to the decrease in client accounts receivable and an increase in loans from shareholders at March 31, 2000 as compared to 1999.

The Company's negative cash flow from operations was $536,718 for the three months ended March 31, 2000 . The negative cash flow from operating activities for the three months ended March 31, 2000 is primarily attributable to the Company's $603,091 loss from operations, adjusted for $13,889 of amortization and a $43,625 provision for uncollectible accounts receivable.

Cash flows used in investing activities was $1,966,563 during the three months ended March 31, 2000. The Company advanced $2,000,000 in funds to TradeFast, Inc. during the three months ended March 31,2000. The advance is in the form of a note receivable at March 31, 2000.

Cash flows provided from financing activities $2,516,093 during the three months ended March 31, 2000. The principal source of financing during the period was the proceeds of $2,350,000 of convertible debentures, net of placement costs. The debenture pays the holders 6%, payable annually redeemable at the option of the Company after one year of issuance and once the average daily closing price of the Company's common stock is $10.00 per share for twenty (20) consecutive trading days. The convertible debenture is in convertible at the option of the holder of such debenture at any time after March 2, 2000 at a price per share equal to the lesser of (i) 80% of the average closing bid price of the Company's common stock for five days proceeding the date of conversion notice is tendered, or (ii) five ($5.00) dollars per share. In no event shall the conversion price be lower than $3.00 per share. Subsequent to March 31,2000, the Company received notice from the convertible debenture holders exercise their rights to convert the convertible debentures to the Company's common stock. See Part II, Item 2 for further details.

While the Company has raised capital to meet its working capital requirements, additional financing is required in order to complete the acquisition of related businesses. The Company is seeking financing in the form of equity and debt in order to provide for these acquisitions and for working capital. There are no assurances the Company will be successful in raising the funds required.

In prior periods, the Company has borrowed funds from significant shareholders of the Company in the past to satisfy certain obligations.

As the Company continues to expand, the Company will incur additional costs for personnel. In order for the Company to attract and retain quality personnel, the Company anticipates it will continue to offer competitive salaries and grant Company stock options to current and future employees.

The effect of inflation on the Company's revenue and operating results was not significant The Company's operations are in the southeastern United States and there are no seasonal aspects that would have a material effect on the Company's financial condition or results of operations.

GENERAL

The Company is an internet financial portal, which offers a full spectrum of financial services and investment information on the World Wide Web through its website "www.efinancialdepot.com" (the "Website"). The Company is currently developing a proprietary information system consisting of integrated financial web pages and featuring an online investment-related community through the Talk Stock Website. The Website and the Talk Stock Website are collectively referred to in this Quarterly Report as the "Websites".

The Company's goal is to use the Websites to disseminate information available over the internet to service the growing need for a centralized source of information and services for the rapidly increasing number of online investors, brokers, and investment students. Unlike many of its competitors, who first build a website and then attempt to drive traffic to it, the Company has already created the Talk Stock Website. The Company's target market includes individual investors of all sophistication levels, professional investors such as brokers, analysts and money managers, and general online enthusiasts looking for investment information, education and professional financial services.

The Company intends to provide an easily navigable, consumer friendly, vertically integrated destination website offering a wide variety of financial products and services, including:

-  extensive  investor  education;
-  unbiased  streaming  news;
- full service investment support, on-line trading, estate planning, life insurance and mortgage banking; and
-  commentary  on-line  radio.

Another area of growth among Internet use is the online community, which has brought users together to communicate with one another and share information. This particular Internet medium has personalized the Internet for its users. To date, a typical internet user's experience has been essentially one-way searching and viewing websites containing professionally created content on topics of general interest, such as current events, sports, finance, politics and weather. While internet search and navigational sites have improved users' abilities to seek out aggregated Internet content, these sites are not primarily focused on providing a platform for publishing the rapidly increasing volume of personalized content created by users with similar interests, or enabling such users to interact with one another. In contrast, through the Websites, the Company can offer users aggregated web content aimed directly at their needs, such as investment information and financial services.

Products  &  Services

News  Media  Communications
---------------------------

The Company intends to provide unbiased news and information in a user-friendly environment which will be available 24 hours a day. Beginning with the launch of the Website (scheduled for the end of the Company's second quarter, 2000), and continuing thereafter, original content is planned to bring both topical and educational materials to all subscribers. In addition, the Company will provide public relations activities on behalf of publicly traded companies. The
Company, through the Talk Stock Website, will host and profile companies actively trading on the NYSE, AMEX, NASDAQ, as well as the OTC:BB. The Company, through the Websites, intends to provide:

-  hosting  and  profiling  of  public  companies,  paid  on a monthly basis;
-  online  radio  services  paid  for  on  a  lump  sum  and  monthly  basis;
-  hosting of annual meeting, global audience, live streaming audio or video;
-  banner  advertisements;
-  attendance  fees  for  Conference  Rooms;  and
-  original,  topical  financial  and  success  site  content.

Trading  Offices/Systems  &  On  Line  Financial  Services
----------------------------------------------------------

Through TradeFast Inc. ("TradeFast"), a holding company with management contracts with New World Securities (an electronic stock brokerage that leverages direct-access communications with the stock exchanges), the Company intends to continue the business of trading on the New York Stock Exchange and NASDAQ markets. Management plans to market its services and anticipates members opening accounts and utilizing its competitive online discount brokerage firm. There are currently two TradeFast trading offices; up to seven more trading offices are currently planned.

Once an account is open and a client is cleared for trading, he or she can come into one of the Company's investor services offices during market hours and trade live utilizing TradeFast's licensed software system, TradeCast, which provides NASDAQ Level II service. Unlike traditional online brokerage trades where a trade is placed and then enters "cyberspace", with confirmation received at a later time, at TradeFast, clients can actually see the trade go directly to the market maker or specialist and get executed. Screens in the offices display trading ideas through pre-set parameters, such as those stocks that have made new highs or lows since the previous day's close, those having record volume, or those hitting a certain number of consecutive buy orders (momentum plays).

The Company is contemplating the integration of TradeFast into the Website by branding the online trading operation as the "Financial Depot Trade Station". Management's plans include strategically locating the "Financial Depot Trade Stations" in locations with heavy business traffic and visibility. A model location for the Financial Depot Trade Stations has been selected, and services available inside a Financial Depot Trade Station may include a cafe, ATM machine, travel services, insurance services, mortgage banking services, state of the art trading stations and discount brokerage and commodities desks. The
Company anticipates that this union of services and visibility will attract customers, as well as provide a destination for the professional traders to work daily in a convenient and energetic atmosphere, in addition to allowing them the opportunity to share their strategies and ideas with fellow traders. Management anticipates that the Financial Depot Trade Stations will draw new traders, as well as professional traders and those traders that are currently working independently from their homes.

In the TradeFast offices, Financial Depot Trade Station banners and screens will be prominently displayed. On the Websites, Financial Depot Trade Station will be prominently displayed with banners and buttons. The Company also intends to feature live newswire service during market hours to initially attract traders and other uses, and to maintain the attractiveness of the Websites as return destinations for traders and other users. It is expected that this live news service will attract quality traffic to the Websites, thereby increasing advertising rates and expanding e-commerce opportunities.

TradeFast will provide the management holding company for internet-based trading. The Company intends to offer online brokerage, traditional brokerage services and possibly fee-based investment advice. To summarize, the Company intends to provide:

-  online  and  traditional  brokerage;
-  fee-based  investment  advisory  services;  and
-  financial  planning,  including tax planning and tax advantaged investing.

Specialty  Financial  Services

The Company is currently developing the ability to provide the following specialty financial services:

-  mortgage  banking;
-  real  estate  services;
-  insurance  sales  and  services;
-  tax  preparation
- full service securities broker, real estate agent, insurance agent, mortgage banker directories;
- consulting services, such as information with respect to securities laws or becoming a public company;
-  e-commerce;  and
-  tutorials  and  investment  schools.

Investor  Education

In addition to the above services, the Company intends to provide a series of investor education materials and financial seminars designed to educate the public on investment topics, such as learning about the markets, equities, bonds, mutual funds, and the capital markets in general. In addition to providing education, the Company will offer educational programs for both professionals and others with general interest in learning more about investing, investment risks, finance and financial markets.

Need  for  Additional  Financing

Based on its current operating plan, the Company anticipates that it will require additional financing of approximately $10,000,000 by June 30, 2000 in order to finance increased promotion and marketing of the Websites and to complete anticipated acquisitions. The Company does not anticipate that it will require any further financing between July 1, 2000 and March 31, 2001. The
Company may need to raise additional capital sooner, to fund more rapid expansion, to develop new or enhanced services or to respond to competitive pressures. The Company will raise equity through the equity markets of North America, Europe and Asia.

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

Product  Research  and  Development

Over the 12 months ending March 31, 2001, the Company anticipates that it will carry out certain product research and/or development, including research and development with respect to internet banking applications, trading platforms, online security and educational remote delivery devices.

Purchases  or  Sales  (Plant  or  Equipment)

The Company anticipates that, prior to March 31, 2001, it will purchase hardware and software to facilitate an 800% increase in the Company's network capacity to 120,000 transactions per minute (2,000 transactions per second). The Company does not anticipate that it will purchase or sell a plant, or sell any significant equipment over the 12 months ending March 31, 2001.

Changes  in  Employees

The Company anticipates a significant change in its current number of employees over the 12 months ending March 31, 2001, due to growth of the Company through acquisitions previously announced, and acquisitions currently under consideration by the Company. The Company anticipates that it will hire 6 management personnel for its Trading division, 14 marketing and sales personnel for its Mortgage Banking division, 6 marketing and sales personnel for its Insurance division, a total of 4 management personnel and educators for its Education division, and 2 senior managers for its Corporate division.

FACTORS  THAT  MAY  AFFECT  FUTURE  RESULTS

Forward  Looking  Statements

When included in this Quarterly Report on Form 10-QSB, the words "expects," "intends," "plans," "projects," and "estimates," and analogous or similar expressions are intended to identify forward-looking statements. Such statements are inherently subject to a variety of risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-QSB. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

Uncertainty  of  and  Inability  to  Generate  Significant  Revenues

The Company's ability to generate significant revenues is uncertain. The Company's short and long-term prospects depend upon it ability to:

-  develop  a  base  of  users  of  the  Websites;
-  continue  its  global  growth  in  the  online  trading  business;
- facilitate transactions of businesses listing products and services for sale on the Websites;
-  continue  its  growth  in  the  specialty  financial  services  sectors;
-  develop  and  operate  the  Websites;
-  develop  high  value  internet  banking  applications;
- develop a base of businesses who will pay to advertise their products and services on the Websites;
-  continue  the  development  of  high  value  content for the Websites; and
- develop a base of users and businesses who will pay to use banner ads and page sponsorships on the Websites.

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

Liquidity  and  Capital  Resources

While the Company has, in the past, raised capital to meet its working capital requirements, additional financing is required in order to complete the acquisition of related businesses. The Company continues to seek financing in the form of equity and debt in order to provide for these acquisitions and for working capital. There are no assurances the Company will be successful in raising the funds required. In the past, the Company has borrowed funds from an entity related to a significant Company shareholder of the Company in the past to satisfy certain obligations.

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

                           PART II- OTHER INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS.

The Company knows of no material, active or pending legal proceedings against it, nor is the Company involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any director, officer or affiliate of the Company, or any registered or beneficial shareholder is an adverse party of has a material interest adverse to the Company.

ITEM  2.     CHANGES  IN  SECURITIES.

Recent  Sales  of  Unregistered  Securities

(a) On January 28, 2000, the Company issued 10,000 common shares to Patricia Kirkham, pursuant to a Letter of Intent dated January 19, 2000 between the Company and Westcor Mortgage (the "Westcor Letter of Intent). The Company issued the shares to Ms. Kirkham relying upon Regulation S of the Securities Act of 1933. These shares are being held in trust as a deposit in connection with the acquisition of Westcor Mortgage. Further information with respect to the Westcor Letter of Intent can be found in the Company's Form 10-KSB Annual Report, filed on April 14, 2000.

(b) On January 28, 2000, the Company issued 500,000 common shares to Oxford Capital Corporation ("Oxford"), which shares are held in escrow pursuant to an agreement dated February 2, 2000. The shares secure the obligations of the Company in respect of the Debentures (see paragraph (c) below for the definition of the "Debentures"). The agreement between the Company and Oxford, and its terms, are described in the following paragraph (c).

(c) On January 31, 2000, the Company entered into a funding agreement (the "Funding Agreement") with Oxford, which funding was completed on February 24, 2000 (the "Closing Date"). Pursuant to the Funding Agreement and relying on Regulation S of the Securities Act of 1933, the Company issued to Oxford 6% Convertible Debentures (the "Debentures") and a two year warrant to purchase 250,000 shares of common stock in the capital of the Company at US$5.00 per share (the "Warrants"), in exchange for funding in the amount of $2,500,000. The Debentures are due January 31, 2003 and bear interest at the rate of 6% per year, payable upon conversion, redemption or maturity, whichever occurs first. Interest is payable, at Oxford's option, in cash or in shares of the Company's common stock (the "Common Stock"). Pursuant to the Funding Agreement, the Debentures are convertible into shares of Common Stock from time to time, in amounts specified by, any time after the Closing Date, as follows:

     The  lower  of:

     (i) 80% (not lower than a floor price of US$3.00) of the average closing bid price of the Common Stock for the five (5) trading days preceding the Conversion Date; or

     (ii)     US$5.00.

In addition, the Debentures are subject to a forced conversion into Common Stock when the share price has traded above US$10.00 for 20 consecutive trading days and the liquidity covenants have not been broken. The underlying warrants will be acquired and paid for within 30 trading days after forced conversion.

The Debentures are exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to SEC Regulation S. The Company must prepare and file, within 60 days of January 31, 2000, a Registration Statement covering 200% of the shares the Debentures are currently convertible into, and all of the shares underlying the Warrants. The Company will attempt to ensure that the Registration Statement is declared effective within 120 days. In the event that the Registration Statement is not filed within 60 days or declared effective within 120 days, the Company will pay damages to Oxford of 2% of the principal value of the Debentures or equity outstanding every 30 day period, or a pro rata portion thereof. If at any time following the 120 day period after the Closing Date, the market value of the volume of stock trades less than $100,000 in value for 20 consecutive trading days, Oxford has the right to return the unconverted Debentures to the Company at a premium of 30% of the principal outstanding. Following the end of the first quarter, on May 5, 2000, the Company received a notice for the conversion of 2.5 million debentures into common shares.

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

ITEM  3.     DEFAULTS  UPON  SENIOR  SECURITIES.

None.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

None.

ITEM  5.     OTHER  INFORMATION.

On March 27, 2000, the Company entered into an agreement with JAWS Technologies Inc. ("JAWS"), a provider of secure information management solutions. The
Company expects that JAWS will play an integral role in the launch of the Website, and in the Company's business generally thereafter.

On March 30, 2000, Robert J. Kubbernus joined the Company's Advisory Board. Mr. Kubbernus has 16 years of financial and management experience with high-technology firms in North America and Europe, and also sits on the boards of Electronic Substrate Systems, YourNet FutureLink, Unity Wireless and JAWS (of which he is also the Chairman and CEO), and is a principal of Oxford Capital Corporation. Between 1992 and 1997, Mr. Kubbernus was the President and CEO of Bankton Financial Corporation. Prior to 1992, he was the CFO and Chief Development Officer of Bankers Capital Group.

On April 27, 2000, the Company signed a Letter of Agreement (the "Letter of Agreement") with Dan Kovatch as owner of eZnow Insurance.com ("eZnow"), pursuant to which the Company agreed to acquire eZnow. eZnow is a webpage, located at www.eznowinsurance.com, that offers a wide range of insurance services, including life, home, rental, commercial, auto, boat, casualty and health policies. At the eZnow website, customers can request free quotes, access customer service, submit claims, pay premiums or change contact or policy information. eZnow is the online customer interface for Kovatch Insurance Systems Inc. ("Kovatch Insurance"), which has its headquarters in Los Angeles, CA, and is licenced as an insurance broker in California, Arizona, Colorado and Florida. Kovatch Insurance expects to achieve licencing in all 50 states within the next few months.

The Letter of Agreement provides for a purchase price of 50,000 restricted shares of the Company's stock, and has provisions for a share in revenues between Kovatch Insurance and the Company, based on new business generated by the eZnow website. Kovatch Insurance will continue to operate independently as an insurance brokerage, while Dan Kovatch will become an exclusive employee of the newly formed insurance entity, which will be a subsidiary of the Company.

On March  30,  2000,  the  Company  and  CobraTech Industries Inc. ("CobraTech")
entered  into  an  agreement  (the  "CobraTech  Agreement"), pursuant  to  which
CobraTech agreed to assist the Company in pursuing a relationship with China.com,so as to integrate the Company's securities trading platform into
China.com's   website  (the  "Project").  CobraTech  also  agreed to assist the
Company in its pursuit of relationships similar in form to the Project in connection with other websites, targeting other parts of the Austral-Asia region (the "Secondary Projects"). As compensation for the services rendered by CobraTech with respect to the Project, the Company agreed to:

1. issue to CobraTech 200,000 common shares (the "Common Shares") in the capital stock of the Company, said shares being issued subject to the resale restrictions set out in Rule 144 as promulgated under the Securities Act of 1933 ("Rule 144");

2. issue to CobraTech a further 800,000 Common Shares provided that it is acknowledged that 800,000 of such Common Shares (the "Escrow Shares") shall be held in escrow and shall only be released to CobraTech upon successful completion of the Project as evidenced by an executed agreement between the Company and China.com and, in circumstances where the Escrow Shares have not been released by June 30, 2000, the Escrow Shares shall be returned to the Company for cancellation;

3. issue to CobraTech a further 1,000,000 Common Shares at such time as 200,000 securities transactions per month have been effected through the China.com web site utilizing the Company's securities trading platform for 3 consecutive months.

As compensation for services rendered by CobraTech pursuant to the CobraTech Agreement in connection with the Secondary Projects, the Company agreed to compensate CobraTech in a manner equivalent to 2 and 3 above, taking into consideration factors such as the relative size of the market which is the subject of any Secondary Project and the price of the Common Shares at the time of successful completion of any Secondary Project relative to their current price.

On March 28, 2000, the Company and Cobra Capital Limited ("Cobra") entered into an agreement (the "Cobra Capital Agreement"), pursuant to which Cobra agreed to assist the Company in the areas of strategic development, mergers and acquisitions, and corporate finance, with particular emphasis on Asia. As compensation for services rendered pursuant to the Cobra Capital Agreement, the Company agreed to:

1. issue to Cobra, or as directed by Cobra, a warrant (the "Warrant") entitling the holder to acquire 300,000 common shares in the capital stock of the Company, at a price of $5.00 per share, said Warrant having a term of 5 years; and

2. issue to Cobra, or as directed by Cobra, 8,500 common shares in the capital of the Company per month, as at the last day of each and every month during the term of the Cobra Capital Agreement.

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K.

Reports  of  Form  8-K

On February 25, 2000, the Company filed a current report on Form 8-K announcing that it had engaged Stefanou & Company, LLP Certified Public Accountants as its independent accountants to audit its financial statements. The Company's Board of Directors approved the change of accountants to Stefanou & Company, LLP Certified Public Accountants on February 21, 2000. During the Company's two most recent fiscal years, and any subsequent interim periods preceding the change in accountants, there were no disagreements with Gregory M. Montagna, CPA, P.C.

on any matter of accounting principles or practices, financial statement disclosure, or auditing scope procedure. The report on the financial statements prepared by Gregory M. Montagna, CPA, P.C. for either of the last two years did not contain an adverse opinion or a disclaimer of opinion (except that his report for the fiscal year ended December 31, 1998 contained an explanatory paragraph regarding the substantial doubt about the Company's ability to continue as a going concern), nor was it qualified or modified as to uncertainty, audit scope or accounting principals. Gregory M. Montagna, CPA, P.C. provided the Company with a letter addressed to the SEC stating that he agreed with the statements made in the Form 8-K. The Company has engaged the firm of Stefanou & Company, LLP Certified Public Accountants as of February 21, 2000. Stefanou & Company, LLP Certified Public Accountants was not consulted on any matter relating to accounting principles to a specific transaction, either completed or proposed or the type of audit opinion that might be rendered on the Company's financial statements.

Following the end of the Company's first quarter, on April 28, 2000 the Company filed a current report on Form 8-K announcing that on January 31, 2000, the Company entered into the Funding Agreement with Oxford. Pursuant to the Funding Agreement, and relying on Regulation S of the Securities Act of 1933, the Company issued the Debentures to Oxford, and a two year warrant to purchase the Warrants, in exchange for funding in the amount of $2,500,000. The Debentures are due January 31, 2003 and bear interest at the rate of 6% per year, payable upon conversion, redemption or maturity, whichever occurs first. Interest is payable, at Oxford's option, in cash or Common Stock. Pursuant to the Funding Agreement, the Debentures are convertible into shares of Common Stock from time to time, in amounts specified by Oxford, any time after the Closing Date, as follows:

     The  lower  of:

     (i) 80% (not lower than a floor price of US$3.00) of the average closing bid price of the Common Stock for the five (5) trading days preceding the Conversion Date; or

     (ii)     US$5.00.

In addition, the Debentures are subject to a forced conversion into Common Stock when the share price has traded above US$10.00 for 20 consecutive trading days and the liquidity covenants have not been broken. The underlying warrants will be acquired and paid for within 30 trading days after forced conversion.

The Debentures are exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to SEC Regulation S. The Company must prepare and file, within 60 days of January 31, 2000, a Registration Statement covering 200% of the shares the Debentures are currently convertible into, and all of the shares underlying the Warrants. The Company will ensure that the Registration Statement is declared effective within 120 days. In the event that the Registration Statement is not filed within 60 days or declared effective within 120 days, the Company will pay damages to Oxford of 2% of the principal value of the Debentures outstanding every 30 day period, or a pro rata portion thereof. If at any time following the 120 day period after the Closing Date, the market value of the volume of stock trades less than $100,000 in value for 20 consecutive trading days, Oxford has the right to return the unconverted Debentures to the Company at a premium of 30% of the principal outstanding.

Pursuant to the Funding Agreement, the Debentures, the Warrants and the Common Stock underlying the Debentures and Warrants have been delivered to the Escrow Holder. As security for the Debentures, the Company deposited 500,000 shares of restricted common stock with the Escrow Holder, which shares will be released upon conversion of the Debentures or in the event that the Company defaults on the Debentures. In addition and upon funding, the Company paid 10% of the gross amount of the Debentures to the Placement Agent, and issued a one year warrant to purchase 50,000 shares of Common Stock at US$5.00 per share.

Financial  Statements  Filed  as  a  Part  of  the  Quarterly  Report

The  Company's  unaudited  financial  statements  include:

     Consolidated  Balance  Sheets  (March  31,  2000  and  December  31,  1999)

     Consolidated Statements of Operations (Three Months Ended March 31, 2000 and 1999)

     Consolidated Statements of Cash Flows (Three Months Ended March 31, 2000 and 1999)

     Notes  to  Consolidated  Financial  Statements  (March  31,  2000)


                           E FINANCIAL  DEPOT.COM,  INC.
                            CONSOLIDATED BALANCE SHEET

                                         (Unaudited)
ASSETS                                                  March 31, 2000    December 31,
                                                                                  1999
Current assets:
Cash and equivalents . . . . . . . . . . . . . . . . . . .  $   24,671   $ 11,859
Accounts receivable, less allowance for
     doubtful accounts of $401,935 and $358,310
     on March 31, 2000 and December 31, 1999 respectively.      26,835    119,610
Marketable securities available for sale . . . . . . . . .     165,239     51,836
Accrued tax benefit. . . . . . . . . . . . . . . . . . . .           -     17,980
Prepaid expenses and deposits. . . . . . . . . . . . . . .      23,934     35,005
Current portion of note receivable . . . . . . . . . . . .           -          -
                                                            -----------  ---------
                                                               240,679    236,290
Property and equipment - at cost:
Office equipment . . . . . . . . . . . . . . . . . . . . .      39,740     35,176
Less accumulated depreciation. . . . . . . . . . . . . . .       4,020      4,020
                                                            -----------  ---------
                                                                35,720     31,156
Other assets:
Note receivable. . . . . . . . . . . . . . . . . . . . . .   2,000,000
Financing charges net of amortization of $13,889
     at March 31, 2000 . . . . . . . . . . . . . . . . . .     236,111
                                                            -----------
                                                             2,236,111          -
                                                            -----------  ---------
                                                            $2,512,510   $267,446
                                                            ===========  =========
LIABILITIES

Current liabilities:
Accounts payable and accrued expenses. . . . . . . . . . .  $   85,834   $ 36,898
Unearned revenues. . . . . . . . . . . . . . . . . . . . .      30,750     30,750
Notes payable related parties. . . . . . . . . . . . . . .     169,313     28,220
Income tax payable . . . . . . . . . . . . . . . . . . . .      40,070     40,070
Deferred income tax expense. . . . . . . . . . . . . . . .       1,163     44,610
                                                            -----------  ---------
                                                               327,130    180,548

Convertible debenture. . . . . . . . . . . . . . . . . . .   2,600,000          -
Stockholders' equity:
Preferred stock, par value, $.001 per share;
    10,000,000 shares authorized; none issued at
    March 31, 2000 or December 31, 1999
Common stock, par value, $.001 per share;
     20,000,000 shares authorized; 12,520,000
     and 12,500,000 issued at March 31, 2000
     and December 31, 1999, respectively . . . . . . . . .      12,520     12,500
Additional paid-in capital . . . . . . . . . . . . . . . .      24,980          -
Retained earnings. . . . . . . . . . . . . . . . . . . . .    (506,184)    96,907
Unrealized gain or (loss) on securities available-for-sale      54,064    (22,509)
                                                            -----------  ---------
                                                              (414,620)    86,898
                                                            -----------  ---------
                                                            $2,512,510   $267,446
                                                            ===========  =========

The accompanying notes are an integral part of these financial statements.


                          E  FINANCIAL  DEPOT.COM,  INC.
              CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                    FOR THE 3 MONTHS ENDED MARCH 31, 2000 AND 1999
                                     (UNAUDITED)


                                                     March 31, 2000   March 31, 1999
                                                    ----------------  ---------------
Fee net income . . . . . . . . . . . . . . . . . .  $        15,200   $       170,250

Costs and expenses:
Selling, general and administrative. . . . . . . .          664,310            51,374
Interest expense . . . . . . . . . . . . . . . . .           24,180                 -
                                                    ----------------  ---------------
                                                            688,490            51,374
                                                    ----------------  ---------------
Operating loss . . . . . . . . . . . . . . . . . .         (673,290)          118,876

Interest income. . . . . . . . . . . . . . . . . .           17,651                 -
Realized gain or (loss) on securities
     available for sale. . . . . . . . . . . . . .            7,938             6,550
                                                    ----------------  ---------------

Net loss before provision for income tax . . . . .         (647,701)          125,426

Income tax (benefit) or expense. . . . . . . . . .           44,610            43,000
                                                    ----------------  ---------------

Net income . . . . . . . . . . . . . . . . . . . .  $      (603,091)  $        82,426

Other comprehensive income, net of tax:
Unrealized holding gains on securities
     available-for-sale arising during the period.           76,573             4,586
                                                    ----------------  ---------------

Comprehensive income . . . . . . . . . . . . . . .  $      (526,518)  $        87,012
                                                    ================  ===============

Net income (loss) per common share
(basic and assuming dilution). . . . . . . . . . .  $          (.05)  $           .01
                                                    ================  ===============

Weighted average common shares outstanding . . . .       12,510,000        12,500,000


The accompanying notes are an integral part of these financial statements.



                          E  FINANCIAL  DEPOT.COM,  INC.
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)


                                                                 2000       1999
                                                          ------------  ---------
Cash flows from operating activities:
     Net income from operating activities. . . . . . . .  $  (603,091)  $ 82,426
     Adjustments to reconcile net income to net cash:
          Deferred income taxes. . . . . . . . . . . . .      (44,610)    43,000
          Realized gain on securities available for sale       (7,938)    (6,550)
          Amortization of financing charges. . . . . . .       13,889          -
          Provision for uncollectible receivables. . . .       43,625          -
          Securities available-for-sale received
               in lieu of cash for services rendered . .      (47,750)   (56,465)
          Change in:  Receivables. . . . . . . . . . . .       49,150    (56,500)
               Prepaid expenses and other assets . . . .       11,071          -
               Accounts payable and accrued expenses . .       48,936        396
                                                          ------------  ---------
                                                             (536,718)     6,307

Cash flows used in investing activities:
     Capital expenditures. . . . . . . . . . . . . . . .       (4,564)         -
     Cash loaned to TradeFast, Inc.. . . . . . . . . . .   (2,000,000)
     Proceeds from sale of securities available-for-sale       38,001          -
                                                          ------------  ---------
                                                           (1,966,563)         -

Cash flows (used in)/provided by financing activities:
     Proceeds from loans from stockholders . . . . . . .      141,093          -
     Repayment of stockholder loans. . . . . . . . . . .       (1,000)
     Proceeds from convertible debentures. . . . . . . .    2,350,000          -
     Proceeds from sale of common stock. . . . . . . . .       25,000          -
                                                          ------------  ---------
                                                            2,516,093     (1,000)

Net increase in cash and cash equivalents. . . . . . . .       12,812      5,307
                                                          ------------  ---------

Cash and cash equivalents at January 1 . . . . . . . . .       11,859      6,436

Cash and cash equivalents at March 31. . . . . . . . . .  $    24,671   $ 11,743
                                                          ============  =========


The accompanying notes are an integral part of these financial statements.

                           E FINANCIAL DEPOT.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)

NOTE  A  -  SUMMARY  OF  ACCOUNTING  POLICIES

General

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB, and therefore, do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's December 31, 1999 annual report included in SEC Form 10-KSB

Basis  of  Presentation

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

Exhibits  Required  by  Item  601  of  Regulation  S-B

Articles  of  Incorporation  and  Bylaws

3.1 Certificate of Incorporation of the Company (filed as exhibit 3.1 to the Company's Registration Statement on Form 10SB (file# 000-26899) on July 30, 1999, and incorporated herein by reference)

3.2 Bylaws of the Company (filed as exhibit 3.2 to Registration Statement on Form 10-SB (file#000-26899) on July 30, 1999, and incorporated herein by reference)

3.3 Certificate of Amendment of Certificate of Incorporation dated November 2, 1999 (filed as exhibit 3 (a) to the Company's Quarterly Report on Form 10-QSB (file # 000-26899) on November 22, 1999, and incorporated herein by reference)

(10)     Material  Contracts

     10.1 Letter of Intent between the Company and Westcor Mortgage Inc., dated January 19, 2000 (filed on March 31, 2000 as an exhibit to the Company's Annual Report on Form 10-KSB, and incorporated herein by reference)

     10.2 Consulting Agreement between the Company and Oxford Capital Corporation, dated January 27, 2000 (filed on March 31, 2000 as an exhibit to the Company's Annual Report on Form 10-KSB, and incorporated herein by reference)

     10.3 Registration Rights Agreement between the Company and Oxford Capital Corporation, dated February 2, 2000 (filed on March 31, 2000 as an exhibit to the Company's Annual Report on Form 10-KSB, and incorporated herein by reference)

     10.4 Debenture Purchase Agreement between the Company and Oxford Capital Corp., dated February 2, 2000 (filed on April 14, 2000 as an exhibit to the Company's current report on Form 8-K, and incorporated herein by reference)

     10.5 Escrow Agreement between the Company and Oxford Capital Corp., dated February 2, 2000 (filed on April 14, 2000 as an exhibit to the Company's current report on Form 8-K, and incorporated herein by reference)

     10.6 Letter of Intent between the Company and Dan Kovatch, dated April 27, 2000

     10.7     Agreement between the Company and JAWS Technologies Inc. (undated)

10.8 Agreement between the Company and CobraTech Industries Inc., dated March 30, 2000

     10.9 Agreement between the Company and Cobra Capital Limited, dated March 28, 2000

(20)     Other

     20.1 e-financial depot.com, Inc. 6% Convertible Debenture, dated February 2, 2000 (filed on March 31, 2000 as an exhibit to the Company's Annual Report on Form 10-KSB, and incorporated herein by reference)

     20.2 The Company's Form of Placement Agent Warrant Certificate (filed on April 14, 2000 as an exhibit to the Company's current report on Form 8-K, and incorporated herein by reference)

     20.3 Placement Agent's Warrant - Oxford Capital Corp., Holder (filed on April 14, 2000 as an exhibit to the Company's current report on Form 8-K, and incorporated herein by reference)

     20.4 e-financial depot.com, Inc. 6% Convertible Debenture, dated February 2, 2000 (filed on April 14, 2000 as an exhibit to the Company's current report on Form 8-K, and incorporated herein by reference)

(21)     Subsidiary  of  the  Company

     Talk  Stock With Me, Inc. is a 100% wholly owned subsidiary of the Company.

(27)     Financial  Data  Schedule

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     E-FINANCIAL  DEPOT.COM,  INC.

By:             /s/  John  Huguet
                -----------------
John  Huguet,  President/Director


Date:     May  15,  2000

By:                       /s/  Christina  Cepeliauskas
                          ----------------------------
Christina  Cepeliauskas,  Chief  Financial     Officer

Date:     May  15,  2000


By:      /s/  Randy  Doten
         -----------------
   Randy  Doten,  Director

Date:     May  15,  2000