Form 10QSB
period 2000-06-30
E FINANCIAL DEPOT COM
filed 2000-08-21
CIK 1092310

UNITED  STATES
                   SECURITIES  AND  EXCHANGE  COMMISSION
                          WASHINGTON,  D.C.  20549
                                   FORM 10-QSB

(Mark  One)
     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For  the  quarterly  period  ended  June  30,  2000
                                                 ---------------

     TRANSITION  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE  EXCHANGE  ACT

             For  the  transition  period  from           to
                                                ---------    ---------

             Commission  file  number  000-26899
                                       ---------

                           E-FINANCIAL DEPOT.COM, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


          DELAWARE                                       33-0809711
---------------------------------------   --------------------------------------
(State or other jurisdiction of                      (I.R.S.  Employer
incorporation or organization)                      Identification No.)


                          150 - 1875 CENTURY PARK EAST
                         CENTURY CITY, CALIFORNIA  90067
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (877) 739-3812
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

--------------------------------------------------------------------------------
(Former  name,  former  address  and  former  fiscal year, if changed since last report)


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. [ ] Yes [ ] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

19,221,180 common shares issued and outstanding as of July 21, 2000 Transitional Small Business Disclosure Format (Check one): [ ] Yes [X] No

                           E FINANCIAL DEPOT.COM, INC.

                     Quarterly Report on Form 10-QSB for the
                      Quarterly Period Ending June 30, 2000


                                Table of Contents

PART  I.  FINANCIAL  INFORMATION

   Item  1.  Financial  Statements  (Unaudited)

             Consolidated  Balance  Sheets:
               June  30,  2000  and  December  31,  1999                       3

             Consolidated Statements of Losses and Comprehensive Losses:
               Three  Months  Ended  June  30,  2000  and  1999
               Six  Months  Ended  June  30,  2000  and  1999                  4

             Consolidated  Statements  of  Cash  Flows:
               Three  Months  Ended  June  30,  2000  and  1999
               Six  Months  Ended  June  30,  2000  and  1999                  5

             Notes  to  Consolidated  Financial  Statements:
               June  30,  2000                                                 6

   Item  2.  Management's Discussion and Analysis of Financial Condition
               and  Results  of  Operations                                    7

PART  II.  OTHER  INFORMATION

     Item  1.     Legal  Proceedings.

     Item  2.     Changes  in  Securities

     Item  3.     Defaults  Upon  Senior  Securities

     Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders

     Item  5.     Other  Information

     Item  6.     Exhibits  and  Reports  on  Form  8-K

EXHIBITS

     Exhibit  10.3

     Exhibit  10.4

     Exhibit  10.5

     Exhibit  10.8

     Exhibit  27

                         PART I - FINANCIAL INFORMATION

ITEM  1.     FINANCIAL  STATEMENTS.

e-Financial Depot.com, Inc.'s (the "Company") financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

                                   E FINANCIAL DEPOT.COM, INC.
                                   CONSOLIDATED BALANCE SHEET



                                                                   JUNE 30,2000   December 31,
                                                                                      1999
                                        ASSETS                     (UNAUDITED)    --------------
                                        ------                    --------------
Current assets:
Cash and equivalents                                              $     245,643   $      11,859
Accounts receivable, less allowance for
     doubtful accounts                                                1,091,229         119,610
Marketable securities available for sale                                 91,475          51,836
Accrued tax benefit                                                           -          17,980
Prepaid expenses                                                              -          35,005
                                                                  --------------  --------------
       Total current assets                                           1,428,347         236,290

Property and equipment  - at cost, less accumulated depreciation
                                                                        532,920          31,156

Other assets:
Note receivable                                                       1,000,000               -
Financing charges net of amortization                                   274,926               -
Deposits                                                                 11,710               -
Goodwill and other intangible assets, net                            14,467,300               -
                                                                  --------------  --------------
                                                                  $  17,715,203   $     267,446
                                                                  ==============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------

Current liabilities:
Accounts payable and accrued expenses                             $   1,714,090   $     105,188
Unearned revenues                                                             -          30,750
Deferred income tax expense                                                   -          44,610
                                                                  --------------  --------------
         Total current liabilities                                    1,714,090         180,548


Convertible debenture                                                 3,100,000               -

Stockholders' equity
Preferred stock                                                               -               -
Common stock                                                             18,700          12,500
Additional paid-in capital                                           17,178,326               -
Deficiency in retained earnings                                      (4,259,319)         96,907
Unrealized gain or (loss) on securities available-for-sale              (36,594)        (22,509)
                                                                  --------------  --------------
         Total stockholders' equity                                  12,901,113          86,898
                                                                  --------------  --------------
                                                                  $  17,715,203   $     267,446
                                                                  ==============  ==============

        The accompanying notes are an integral part of these financial statements

                                E FINANCIAL DEPOT.COM, INC.
                           CONSOLIDATED STATEMENTS OF LOSSES AND
                                   COMPREHENSIVE LOSSES

                                        (UNAUDITED)

                              For the Three    For the Three    For the Six     For the Six
                              Months Ended     Months Ended     Months Ended    Months Ended
                                 June 30          June 30         June 30         June 30
                                  2000             1999             2000            1999
                             ---------------  ---------------  --------------  --------------
Fee income                   $      449,625   $      409,133   $     464,825   $     572,833

Costs and expenses:
Selling, general and
administrative                    4,111,276          600,194       4,775,586         652,040
Interest expense                     36,885                -          61,065               -
                             ---------------  ---------------  --------------  --------------
                                  4,148,161          600,194       4,836,651         652,040
                             ---------------  ---------------  --------------  --------------
Operating loss                   (3,698,536)        (191,061)     (4,371,826)        (79,207)

Interest income                       1,203                -          18,854               -
Realized gain or (loss)
on securities available             (11,192)
                             ---------------  ---------------  --------------  --------------
for sale                             12,592           (3,254)         19,142
                             ---------------  ---------------  --------------  --------------
Net loss before
provision for income tax         (3,708,525)        (178,469)     (4,356,226)        (60,065)
Income tax (benefit) or
expense                                   -                -               -               -
                             ---------------  ---------------  --------------  --------------
Net Loss                     $   (3,708,525)  $     (178,469)  $  (4,356,226)  $     (60,065)
                             ===============  ===============  ==============  ==============
Other comprehensive
income, net of tax:
Unrealized holding gains
(losses) on securities
available-for-sale arising
during the period                   (90,658)               -         (14,085)          4,586
                             ---------------  ---------------  --------------  --------------
Comprehensive Loss
                             $   (3,799,183)  $     (178,469)  $  (4,370,311)  $     (55,479)
                             ===============  ===============  ==============  ==============


Net loss per common
share (basic and
assuming dilution)           $         (.27)  $         (.01)  $        (.33)  $        (.00)
                             ===============  ===============  ==============  ==============
Weighted average
common shares
outstanding)*                    14,058,388       12,500,000      13,228,392      12,500,000

*Restated  to  reflect  re-capitalization  in  September,  1999
           The accompanying notes are an integral part of these financial statements

                                             E FINANCIAL DEPOT.COM, INC.
                                         CONSOLIDATED STATEMENT OF CASH FLOWS

                                                     (UNAUDITED)

                                                                            For the Six Months    For the Six Months
                                                                            Ended June 30,2000    Ended June 30,1999
                                                                           --------------------  --------------------
Cash flows from operating activities:
     Net income (loss) from operating activities                           $        (4,356,226)  $           (60,065)
     Adjustments to reconcile net income to net cash:
          Deferred income taxes                                                              -               (10,400)
          Realized loss (gain) on securities available for sale                          3,254                     -
          Depreciation and amortization                                                 40,458                     -
          Common stock issued in exchange for services                               3,097,040                     -
          Provision for uncollectible receivables                                       43,625               516,300

(Increase) decrease in:
          Accounts receivable                                                         (971,619)             (287,020)
          Other assets and adjustments                                                (733,637)                7,196
          Marketable securities                                                        (39,639)             (161,288)
          Increase (decrease) in:
          Accounts payable and accrued expenses                                      1,533,542               (26,672)
                                                                           --------------------  --------------------
Net cash used by operating activities                                               (1,383,202)              (21,949)

Cash flows used in investing activities:
     Capital expenditures                                                             (501,764)               (6,986)
     Note receivable                                                                (1,000,000)                    -
                                                                           --------------------  --------------------
Net cash used in investing activities                                               (1,501,764)               (6,986)
Cash flows (used in)/provided by financing activities:
     Proceeds from loans                                                                     -                26,344
     Repayment of loans                                                                      -                     -
     Proceeds from convertible debentures                                            3,100,000                     -
     Proceeds from sale of common stock                                                 18,750                     -
                                                                           --------------------  --------------------
Net cash flows from financing activities                                             3,118,750                26,344

Net increase (decrease) in cash and cash equivalents                                   233,784                (2,591)

Cash and cash equivalents at beginning of period                                        11,859                 6,436
                                                                           --------------------  --------------------

Cash and cash equivalents at end of period                                 $           245,643   $             3,845
                                                                           ====================  ====================

Supplemental Information:
Interest paid                                                              $            61,065   $                 -
Taxes paid                                                                                   -                     -
Common stock issued in exchange for services                                         3,097,040                     -
Common stock issued in exchange for acquisitions                                    13,005,000                     -


                              The accompanying notes are an integral part of these financial statements

                           E FINANCIAL DEPOT.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.
Operating results for the six month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended March 31, 2001. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's December 31, 1999 annual report included in SEC Form 10-KSB

Basis  of  Presentation
-----------------------

The consolidated financial statements include the accounts of the Company, and its wholly owned subsidiaries, RJI Ventures, Inc. (formerly Talk Stock with Me, Inc.),Trade-Fast, Inc. and FDPO Insurance (U.S.A.), IncSignificant intercompany transactions have been eliminated in consolidation.

Acquisition
-----------

On June 8, 2000 the Company acquired in an exchange for 5,000,000 shares of the Company's unregistered common stock Trade-fast, Inc. in a transaction accounted for using the purchase method of accounting. The total purchase price and carrying value of the net assets acquired and liabilities assumed of Trade-Fast, Inc. were as follows:

Stock  issued                                                      $  13,005,000

Excess  of  liabilities  assumed over assets acquired                    419,931
                                                                   -------------

Total  consideration  paid                                         $  13,424,931
                                                                   =============

The Company has recorded the carryover basis of the net assets acquired, which did not differ materially from their fair value. The results of operations subsequent to the date of acquisition are included in the Company's consolidated statement of operations. The estimated fair value of the assets acquired and the liabilities assumed relating to the Trade-Fast, Inc. acquisition may be subject to further refinement, based upon the completion of further valuation studies.

The excess costs of the over the fair value of the assets acquired of $ 13,424,931 is being amortized over a twenty year period, using the straight line method subject to impairment write-offs determined by underlying cash flows.

Reclassification
----------------

Certain reclassifications have been made to conform to prior periods' data to the current presentation. These reclassifications had no effect on reported earnings.

ITEM  2.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION.

The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto, included elsewhere within this Report.

Description  of  Company
------------------------

The Company is an Internet financial portal, offering a full spectrum of financial services and investment information on the World Wide Web. The Company is developing a proprietary information system consisting of integrated financial web pages and featuring an online investment-related community through Talk-stock.com (the "Talk Stock Website")and online trading services through Trade-Fast, Inc. ("Trade-Fast").

Forward  Looking  Statements
----------------------------

This Quarterly Report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements included in this Quarterly Report that address activities, events or developments that the Company expects, believes, estimates, plans, intends, projects or anticipates will or may occur in the future, are forward-looking statements. Actual events may differ materially from those anticipated in the forward-looking statements. Important risks that may cause such a difference include: general domestic and international economic business conditions and increased competition in the Company's markets and products. Other factors may include the availability and terms of capital for financing the research and development of the Company's products, and/or increases in operating and supply costs. Market acceptance of existing and new products, rapid technological changes, availability of qualified personnel may also be factors. Changes in the Company's business strategies and development plans and changes in government regulation could adversely affect the Company. Although the Company believes that the assumptions underlying the forward-looking statements contained in this Quarterly Report are reasonable, any of the assumptions could be inaccurate. There can be no assurance that the forward-looking statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company that the objectives and expectations of the Company would be achieved.

THREE  MONTHS  ENDED  JUNE  30,  2000  AND  1999
------------------------------------------------

Revenue
-------

The Company's revenues increased $ 40,492, or 9.9% to $ 449,625 during the second quarter of 2000 as compared to $ 409,133 of revenues during the same period in 1999. In order to be more competitive in the market place, the Company revised its pricing for services provided by Talk Stock With Me. Com to its
clients  during  2000  and as a result, fee revenues decreased approximately   $
348,000 during the three months ended June 30, 2000 as compared to similar period in 1999. The Company offset this decrease with revenues generated by its Trade-Fast subsidiary. Trade-Fast, which was purchased on June 8, 2000, generated approximately $ 389,000 of revenues subsequent to the acquisition date through June 30, 2000.

Costs  and  Expenses
--------------------

The Company's costs and expenses increased from $ 600,194 during the quarter ended June 30, 1999 to $ 4,148,161 during the second quarter of 2000. Selling, general and administrative expenses increased $ 3,511,082. In addition to incurring costs associated with implementing the Company's business plan (i. e., travel, transportation, professional fees, and consulting fees) during the three months ended June 30, 2000; the Company issued common stock to consultants and employees in lieu of compensation. The value of the Company's common stock issued was $ 3,097,040, which approximated the market value of the stock at the time the services were rendered.

SIX  MONTHS  ENDED  JUNE  30,  2000  AND  1999
----------------------------------------------

Revenue
-------

The Company's revenues for the six months ended June 30, 2000 decreased $ 108,000, or 18.8%, to $ 464,825 as compared to $ 572,833 during the fist six months of 1999. In order to be more competitive in the market place, the Company revised its pricing for services provided by Talk Stock With Me. Com to its
clients  during  2000  and as a result, fee revenues decreased approximately   $
477,000 during the first six months of 2000 as compared to similar period in 1999. The Company offset this decrease with revenues generated by its Trade-Fast subsidiary. Trade-Fast, which was purchased on June 8, 2000, generated approximately $ 389,000 of revenues subsequent to the acquisition date through June 30, 2000.

Costs  and  Expenses
--------------------

The Company's costs and expenses increased from $ 652,040 during the six months ended June 30, 1999 to
$ 4,836,651 during the same period in 2000. Selling, general and administrative expenses increased $ 4,184,611. In connection with the implementation of its business plan, the Company incurred the following significant costs during the six months ended June 30, 2000 which were not incurred in 1999:

Common  stock  issued  to  consultants  and

Employees  in  lieu  of  cash                                 $  3,097,040

Management  and  consulting  fees                                  203,954

Professional  fees                                                 106,915

Travel  and  transportation                                         91,642

During the six months ended June 30, 2000, the Company incurred $ 61,065 of interest expense as a result of placing $ 3,100,000 of interest bearing convertible debt during the first quarter of 2000.

LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------

As of June 30, 2000, the Company had a deficit in working capital of $ 285,743 compared to available working capital of $ 55,742 at December 31, 1999, a decrease in working capital of $ 341,485. The decrease in working capital was substantially due to the increase in obligations to vendors at June 30, 2000 as compared to December 31, 1999.

As a result of the Company's operating loss of $ 4,356,226 during the six months ended June 30, 2000, the Company generated cash flow deficits of $ 1,388,202 from operating activities, adjusted principally for depreciation and amortization of $ 40,458, a provision for uncollectible accounts receivable of $ 43,625 and the value of common stock issued to consultants and employees for services in the amount of $ 3,097,040. The Company invested $ 500,000 in furniture, equipment, software, and leasehold improvements utilized in the operations of the Trade-Fast subsidiary and advanced in the form of a note receivable $ 1,000,000 to an entity controlled by the former owners of Trade-Fast. The Company met its cash requirements during the first six months of 2000 through the private placement of $ 3,100,000 of convertible debentures net of placement costs. In addition, the Company sold 15,000 shares of its common stock for $ 18,750 during the six months ended June 30, 2000.

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

As the Company continues to expand, the Company will incur additional costs for personnel. In order for the Company to attract and retain quality personnel, the Company anticipates it will continue to offer competitive salaries, issue common stock to consultants and employees, and grant Company stock options to current and future employees

The effect of inflation on the Company's revenue and operating results was not significant The Company's operations are located primarily in North America and there are no seasonal aspects that would have a material effect on the Company's financial condition or results of operations

GENERAL
-------

The Company is an internet financial portal, which will offer a full spectrum of financial services and investment information on the World Wide Web through its website "www.efinancialdepot.com" (the "Website"). The Company is currently developing a proprietary information system consisting of integrated financial web pages and featuring an online investment-related community through the Talk Stock Website. The Website and the Talk Stock Website are collectively referred to in this Quarterly Report as the "Websites".

The Company's goal is to use the Websites to disseminate information available over the internet to service the growing need for a centralized source of information and services for the rapidly increasing number of online investors, brokers, and investment students. Unlike many of its competitors, who first build a website and then attempt to drive traffic to it, the Company has already created the Talk Stock Website. The Company's target market includes individual investors of all sophistication levels, professional investors such as brokers, analysts and money managers, and general online enthusiasts looking for investment information, education and professional financial services. The Company is continuing priority efforts on the European and Asia fronts for build out of its business plan for a comprehensive financial portal connecting Europe and Asia with the North American hub as well as each other.

The Company intends to provide an easily navigable, consumer friendly, vertically integrated destination website offering a wide variety of financial products and services, including:

     -     unbiased  streaming  news;

     - full service investment support, on-line trading, estate planning, life insurance and mortgage banking;

     -     commentary  on-line  radio;  and

     -     extensive  investor  education.

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

Products  &  Services

News  Media  Communications
---------------------------

The Company intends to provide unbiased news and information in a user-friendly environment which will be available 24 hours a day. Beginning with the launch of the Website (scheduled for a September 19, 2000, launch date) and continuing thereafter, original content is planned to bring both topical and educational materials to all subscribers. Through the Talk Stock Website, the Company will host and profile companies actively trading on the NYSE, AMEX, NASDAQ, as well as the OTC:BB. The Company, through the Websites, intends to provide:

     -     hosting  and  profiling  of  public  companies;

     -     online  radio  services;

     - hosting of annual meeting, global audience, live streaming audio or video;

     -     banner  advertisements;

     -     Conference  Rooms;  and

     -     original,  topical  financial  and  success  site  content.

Trading  Offices/Systems  &  On  Line  Financial  Services
----------------------------------------------------------

Through TradeFast, the Company's wholly owned subsidiary with management contracts with New World Securities (an electronic stock brokerage that leverages direct-access communications with the stock exchanges), the Company intends to continue the business of trading on the New York Stock Exchange and NASDAQ markets. Management plans to market its services and anticipates members opening accounts and utilizing its competitive online discount brokerage firm. There are currently two TradeFast trading offices; up to seven more trading offices are currently planned.

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

Specialty  Financial  Services

The Company is currently developing the ability to provide the following specialty financial services:

     -     mortgage  banking  ;

     -     real  estate  services;

     -     insurance  sales  and  services;

     -     tax  preparation;

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

Need  for  Additional  Financing

Based on its current operating plan, the Company anticipates that it will require additional financing of approximately $10,000,000 by December 31, 2000, in order to finance increased promotion and marketing of the Websites and to complete anticipated acquisitions. Beyond that, the Company does not anticipate that it will require further financing between January 1, 2001 and December 31, 2001. The Company may need to raise additional capital sooner, to fund more rapid expansion, to develop new or enhanced services or to respond to competitive pressures. The Company anticipates that it will raise equity through the equity markets of North America, Europe and Asia.

The Company's ability to continue in business depends significantly upon its operating profits and continued ability to obtain financing. There can be no assurance that any such financing will be available upon terms and conditions acceptable to the Company, if at all. The inability to obtain additional financing in a sufficient amount when needed and upon acceptable terms and conditions could have a materially adverse effect upon the Company. Although the Company believes that it can raise financing sufficient to meet its immediate needs, it will require funds to finance its development, marketing and operating activities in the future. There can be no assurance that such funds will be available or available on terms satisfactory to the Company. If additional funds are raised by issuing equity securities, further dilution to existing or future stockholders is likely to result. If adequate funds are not available on acceptable terms when needed, the Company may be required to delay, scale-back or eliminate its promotional and marketing campaign, its development programs or even its operations until such funds become available. Inadequate funding also could impair the Company's ability to compete in the marketplace and could result in its dissolution.

Product  Research  and  Development

Over the 12 months ending June 30, 2001, the Company anticipates that it will carry out certain product research and/or development, including research and development with respect to internet banking applications, trading platforms, online security and educational remote delivery devices.

Purchases  or  Sales  (Plant  or  Equipment)

The Company anticipates that, prior to June 30, 2001, it will purchase hardware and software to facilitate an 800% increase in the Company's network capacity to 120,000 transactions per minute (2,000 transactions per second), which is scheduled as part of the hard site launch in December of 2000. The Company does not anticipate that it will purchase a plant, or sell any significant equipment over the 12 months ending June 30, 2001.

Changes  in  Employees

The Company anticipates a significant change in its current number of employees over the 12 months ending June 30, 2001, due to growth of the Company through acquisitions previously announced, and acquisitions currently under consideration by the Company. The Company anticipates that it will hire 6 management personnel for its Trading division, 24 marketing and sales personnel for its Mortgage Banking division, 12 marketing and sales personnel for its Insurance division, a total of 6 management personnel and educators for its Education division, and 4 senior managers for its Corporate division.

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

The Company has projected that a significant portion of its revenues will be generated from relationships with Website users and advertisers, and the activities that result from those relationships. Accordingly, the Company's success is highly dependent on such relationships and activities and the Company may never generate significant revenues if it does not establish such relationships and activities. As its business evolves, the Company expects to introduce a number of new products and services. With respect to both current and future product and service offerings, the Company expects to significantly increase its marketing and operating expenses in an effort to increase its user base, enhance the image of the Websites and support its infrastructure. In order for the Company to make a profit, its revenues will need to increase significantly to cover these and other future costs. Even if it becomes profitable, the Company may not sustain or increase its profits on a quarterly or annual basis in the future.

Unpredictability  of  Future  Revenues

As a result of the Company's limited operating history and the emerging nature of the markets in which it competes, the Company is unable to accurately forecast its revenues. The Company's current and future expense levels are based largely on its investment plans and estimates of future revenues and are to a large extent fixed.

Sales and operating results generally depend on the Company's ability to develop a base of users and businesses who will pay to utilize the Websites or to advertise their products and services on the Websites. The Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in estimated revenues in relation to the Company's planned expenditures would have an immediate, adverse effect on the Company's business, prospects, financial condition and results of operations.

Further, as a strategic response to changes in the competitive environment, the Company may from time to time make certain pricing, service or marketing decisions that could have a materially adverse effect on its business and financial condition and results of operations.

Liquidity  and  Capital  Resources

While the Company has, in the past, raised capital to meet its working capital requirements, additional financing is required in order to complete the acquisition of related businesses. The Company continues to seek financing in the form of equity and debt in order to provide for these acquisitions and for working capital. There are no assurances the Company will be successful in raising the funds required. In the past, the Company has borrowed funds from an entity related to a significant shareholder of the Company share's to satisfy certain obligations.

Limited  Operating  History

The Company recently initiated the Website, and as a result, it has only a limited operating history. The Company's prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets like the one faced by the Company. Some of these risks and uncertainties relate to the Company's ability to attract and maintain a large base of users, develop and introduce desirable services and original content to users, establish and maintain relationships with advertisers and advertising agencies, respond effectively to competitive and technological developments, and build an infrastructure to support the Company's business. The Company cannot be sure that it will be successful in addressing these risks and uncertainties and its failure to do so could have a material adverse effect on its financial condition.

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

Dependence  on  Continued  Growth  of  Online  Commerce

The Company's future revenues and its ability to generate profits in the future are substantially dependent upon the widespread acceptance and use of the Internet and other online services as an effective medium of commerce. The rapid growth surrounding the Internet and online services is a relatively recent phenomenon.

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

In addition, the Internet or other online services could lose their viability due to delays in the development or adoption of new standards and protocols required for handling of increased levels of Internet activity. Another factor which must be considered is the possibility of increased governmental regulation.

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

Concerns over the security of the Internet and other online transactions, and the privacy of users may also inhibit the growth of the Internet and other online services generally, and the Internet in particular, especially as a means of conducting commercial transactions. To the extent that activities of the Company or third-party contractors involve the storage and transmission of proprietary information, such as credit card numbers, security breaches could damage the Company's reputation and expose the Company to a risk of loss or litigation and possible liability. There can be no assurance that the Company's security measures will prevent security breaches or that failure to prevent such security breaches will not have a materially adverse effect on the Company's business, prospects, financial condition and results of operations.

Reliance  on  Internally  Developed  Systems  &  System  Development  Risks

Wherever possible, the Company will use off-the-shelf products for the Websites, search engines and substantially all aspects of transaction processing, including order management, cash and credit card processing, purchasing, inventory management and shipping. The Company does, however, expect that it will have to develop some custom software to support its requirements. Further, the Company's inability to:

      -     add  additional  software  and  hardware;

      - develop and upgrade further its existing echnology and transaction processing systems;

      - network infrastructure to accommodate increased traffic on the Websites; and/or

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

System  Failure

The Company's success, and in particular its ability to successfully receive orders and provide high-quality customer service for its users, largely depends on the efficient and uninterrupted operation of its computer and communications hardware systems. The Company's systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, break-ins, earthquake and similar events.

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

The Company's success will depend, in part, on its ability to license leading technologies useful to its business, enhance its existing services, develop new services and technology to address the increasingly sophisticated and varied needs of its prospective customers, and respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.

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

Expansion of the Company's operations in this manner would also require significant additional expenses and development, operations and editorial resources and may strain the Company's management, financial and operational resources. The lack of market acceptance of such efforts or the Company's inability to generate satisfactory revenues from such expanded services or products to offset their cost could have a materially adverse effect on the Company's business, prospects, financial condition and results of operations.

Uncertain  Ability  to  Manage  Growth

The Company's ability to achieve its planned growth is dependent upon a number of factors including, but not limited to, its ability to hire, train and assimilate management and other employees, the adequacy of the Company's financial resources, the Company's ability to identify and efficiently provide such new products and perform services as the Company's customers may require in the future, and its ability to adapt its own systems to accommodate its expanded operations. In addition, there can be no assurance that the Company will be able to achieve its planned expansion or that it will be able to successfully manage such expanded operations. Failure to manage anticipated growth effectively and efficiently could have a materially adverse effect on the Company.

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

The success of the Company is therefore dependent to a large degree upon its ability to identify, hire and retain additional qualified personnel, for whose services the Company will be in competition with other prospective employers, many of which may have significantly greater resources than the Company. Additionally, demand for qualified personnel conversant with certain technologies is intense and may outstrip supply as new and additional skills are required to keep pace with evolving telecommunications technology. There can be no assurance that the Company will be able to hire and, if so, retain such additional qualified personnel. Failure to attract and retain such personnel could have a materially adverse effect upon the Company.

Government  Regulation

Although there are few laws and regulations directly applicable to the Internet, it is likely that new laws and regulations will be adopted in the United States and elsewhere, to govern issues such as music licensing, broadcast license fees, copyrights, privacy, pricing, sales taxes and characteristics and quality of Internet services. It is possible that governments will enact legislation that may be applicable to the Company in areas such as content, network security, encryption and the use of key escrow, data and privacy protection, electronic authentication or "digital" signatures, illegal and harmful content, access charges and retransmission activities.

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

Any new law or regulation pertaining to the Internet, or the application or interpretation of existing laws, could decrease demand for the Websites and services provided by the Company, increase its cost of doing business or otherwise have a materially adverse effect on its success and continued operations. Laws and regulations may be adopted in the future that address Internet-related issues, including online content, user privacy, pricing and quality of products and services. The growing popularity and use of the

Internet has burdened the existing telecommunications infrastructure in many areas, as a result of which local exchange carriers have petitioned the FCC to regulate Internet service providers in a manner similar to long distance telephone carriers and to impose access fees on the Internet service providers. The Company cannot guarantee that the United States, Canada or foreign nations will not adopt legislation aimed at protecting Internet users' privacy. Any such legislation could negatively affect the Company's business. Moreover, it may take years to determine the extent to which existing laws governing issues such as property ownership, libel, negligence and personal privacy are applicable to the Internet.

Liability  for  Website  Information

The Company may be subjected to claims for negligence, copyright, patent, trademark, defamation, indecency and other legal theories based on the nature and content of the materials that it broadcasts. Such claims have been brought, and sometimes successfully litigated, against Internet content distributors. In addition, the Company could be exposed to liability with respect to the content or unauthorized duplication or broadcast of content. Any imposition of liability that is not covered by insurance, is in excess of insurance coverage or is not covered by an indemnification by a content provider could adversely affect the Company's business.

Market  for  the  Company's  Securities  and Possible Volatility of Share Prices

The trading price of the Company's common shares (the "Common Shares") has been and may continue to be subject to wide fluctuations. Trading prices of the Common Shares may fluctuate in response to a number of factors, many of which are beyond the Company's control. In addition, the stock market in general, and the market for Internet-related and technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. The trading prices of many technology companies' stocks are at or near historical highs and reflect price earnings ratios substantially above historical levels. There can be no assurance that these trading prices and price earnings ratios will be sustained. These broad market and industry factors may adversely affect the market price of the Common Shares, regardless of the Company's operating performance.

In the past, following periods of volatility in the market price of a company's securities, securities class-action litigation has sometimes been instituted. Such litigation, if instituted, could result in substantial costs for the Company and a diversion of management's attention and resources.

Dilution  and  Dividend  Policy

The grant and exercise of warrants of creditors or otherwise or stock options would likely result in a dilution of the value of the Common Shares. Moreover, the Company may seek authorization to increase the number of its authorized shares and to sell additional securities and/or rights to purchase such securities at any time in the future. Dilution of the value of the Common Shares would likely result from such sales.

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

ITEM  2.     CHANGES  IN  SECURITIES.

Recent  Sales  of  Unregistered  Securities

(a) On April 13, 2000, the Company issued 10,000 common shared to John Coleridge. The Company issued the shares to Mr. Coleridge pursuant to the Company's 1999 Stock Option Plan (the "Plan") which was registered pursuant to the Registration Statement on Form S-8 filed with the United States Securities and Exchange Commission on March 28, 2000.

(b) On May 3, 2000, the Company issued 5,000 common shares to John Coleridge. The Company issued the shares to Mr. Coleridge pursuant to the Plan.

(c) On June 16, 2000, the Company issued 50,000 common shares to Dan Kovatch Insurance, pursuant to a Domain Name and Website Purchase Agreement, dated June 9, 2000, between the Company and Dan Kovatch Insurance (the "eZnow Agreement"). The Company issued the shares to Dan Kovatch Insurance relying on Regulation D of the Securities Act of 1933.

(d) On June 26, 2000, the Company issued 73,880 common shares to Oxford Capital Corporation, pursuant to the directions of Westcor Mortgage Inc. ("Westcor"), in connection with the Company's pending acquisition of Westcor. The Company issued the shares relying on Regulation S of the Securities Act of 1933.

(e) On June 30, 2000, the Company issued 1,000,000 common shares to John Huguet, pursuant to the Employment Agreement, dated as of September 1, 1999, between the Company and John Huguet. The Company issued the shares relying on Regulation S of the Securities Act of 1933.

ITEM  3.     DEFAULTS  UPON  SENIOR  SECURITIES.

None.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

None.

ITEM  5.     OTHER  INFORMATION.

On June 9, 2000, further to the Letter Agreement between the Company and Dan Kovatch, dated April 27, 2000, and as reported in its Quarterly Report on Form 10-QSB for the quarter end March 31, 2000, the Company entered the eZnow Agreement pursuant to which the Company acquired the eZnowinsurance.com domain name and website located at www.eznowinsurance.com (the "eZnow Website"). Pursuant to the terms and conditions of the eZnow Agreement, the Company paid a purchase price of $150,000 payable by issuance of 50,00 restricted shares of the Company's stock.

At the eZnow website, customers are offered a wide range of insurance services, including life, home, rental, commercial, auto, boat, casualty and health policies. Also, while at the eZnow Website, customers can request free quotes, access customer service, submit claims, pay premiums or change contact or policy information. The eZnow Website is the online customer interface for Kovatch Insurance Services ("Kovatch Insurance"), which has its headquarters in Los Angeles, CA, and is licenced as an insurance broker in California, Arizona, Colorado and Florida. Kovatch Insurance expects to achieve licencing in all 50 states within the next few months.

On June 9, 2000, further to the Letter Agreement between the Company and Dan Kovatch, dated April 27, 2000, and as reported in its Quarterly Report on Form 10-QSB for the quarter end March 31, 2000, FDPO Insurance (USA), Inc. ("FDPO Insurance") a wholly owned subsidiary of the Company, and Dan Kovatch, owner of Kovatch Insurance, entered into an employment agreement (the "Kovatch Employment Agreement"), pursuant to which the Company agreed to engage Mr. Kovatch as General Manager of FDPO Insurance. Pursuant to the terms and conditions of the Kovatch Employment Agreement, FDPO Insurance has agreed to compensate Mr. Kovatch at an annual rate of $60,000 per year, payable in equal monthly instalments as a base salary (the "Base Salary"). In addition to the Base Salary, FDPO Insurance has agreed that Mr. Kovatch is entitled to have control and direction over 20% of the commissions earned on insurance placed by FDPO Insurance (the "Commissions"). Provided however that in circumstances where the Commissions earned by Mr. Kovatch are equal or greater than 150% of the Base
Salary, as calculated monthly, for three consecutive months, then FDPO will cease paying the Base Salary and the Commissions will be the sole source of compensation to Mr. Kovatch.

Effective March 17, 2000, the Company entered into an agreement (the "e-DGM Agreement") with e-DGM Consulting B.V. ("e-DGM"), pursuant to which e-DGM will provide services to the Company until February 28, 2001, in the area of identifying and developing business opportunities in Europe for the Company's financial services business In consideration for the services provided to the Company by e-DGM, and at the direction of e-DGM, the Company agreed to issue to or at the direction of e-DGM, a total of 36,000 common shares in the Company (the "e-DGM Shares") according to the following schedule:

     1.   6,000 shares as at March 31, 2000 and as April 30, 2000; and

     2. 2,400 shares as at the last day of each and every month up to and including February 28, 2001.

In addition to the e-DGM Shares, the Company may, but is not obligated to further compensate e-DGM for the successful identification and consummation of business opportunities in Europe.

On June 22, 2000, the Company filed with the SEC a Registration Statement on Form S-8 registering the e-DGM Shares and the 52,000 shares and 300,00 warrants issuable pursuant to the agreement between the Company and Cobra Capital Limited, and as reported in its Quarterly Report on Form 10-QSB for the quarter end March 31, 2000.

On June 21, 2000, the Company entered into a consulting agreement (the "Merryvale Agreement") with The Merryvale Group International ("Merryvale"), pursuant to which Merryvale will provide the following services (among others) to the Company for a period of 4 months from the date of the Merryvale
Agreement:

     1. develop Phase 1 plan for funding $5,000,000 for use in expansion operations or as working capital;

     2. position the Company to begin Phase 2 of funding of additional capital;

     3. effect a network base in the United States, Canada, Great Britain and Asia;

     4.   perform promotional services; and

     5.   assistance in the preparation of corporate documentation

In return for the above-noted services, the Company agreed to compensate Merryvale with an initial disbursement of 25,000 common shares in the capital of the Company (restricted), along with a retainer in the amount of $15,000. In addition, Merryvale is to receive commission in the amount of 5% of the first $1 million raised by Merryvale. Commission on the remaining $4 million is subject to the Lehman Scale (4% of the first $2 million, 3% of the third $1 million, 2% of the fourth $1 million and 1% thereafter). Finally, upon completion of the $5 million funding, the Company will provide a further 50,000 common shares in the capital of the Company to Merryvale.

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K.

Reports  of  Form  8-K

On April 28, 2000, and as reported in its Quarterly Report on Form 10-QSB for the quarter ended March 31, 2000, the Company filed a Current Report on Form 8-K announcing that on January 31, 2000, the Company entered into the Funding Agreement with Oxford. Pursuant to the Funding Agreement, and relying on Regulation S of the Securities Act of 1933, the Company issued the Debentures to Oxford, and a two year warrant to purchase the Warrants, in exchange for funding in the amount of $2,500,000. For further information, please refer to the Company's Current Report on Form 8-K filed April 28, 2000, or the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2000, filed on May 15, 2000.

On May 23, 2000, the Company filed a Current Report on Form 8-K announcing that on May 15, 2000, the Board of Directors of the Company approved the change of the Company's fiscal year end from December 31 to March 31. The Company did not file a Form 10-QSB for the "transition period", as the Form 10-QSB Quarterly Report for the Company's first quarter ended March 31, 2000, which was filed on May 15, 2000, covers the transition period.

On June 23, 2000, the Company filed a Current Report on Form 8-K, announcing that effective June 8, 2000, the Company completed the acquisition of all of the issued and outstanding shares of Trade-Fast, pursuant to a share purchase agreement dated November 30, 1999, as amended by an amending agreement dated
June 8, 2000 (together, the "Agreement"), between the Company and the two shareholders of Trade-Fast (the "Shareholders), Alan Cohen, a businessperson resident in New York, and Winford Holdings Group Limited, a closely held corporation ("Winford").

Pursuant to the Agreement, the Company agreed to issue a total of 5,000,000 common shares to the Shareholders, at a deemed price per share of $4.50 per share, as to 1,000,000 to Alan Cohen and as to 4,000,000 to Winford. The number of shares issuable to the Shareholders under the Agreement is subject to adjustment in circumstances where the Company issues shares, other than pursuant to existing agreements or pursuant to the exercise of bona fide stock options granted to directors, officers and consultants, at a price of less than $4.50 per share.

The Company also agreed to loan a total of $1,500,000 to Winford, said loan to bear interest at 6% per annum with a term of three years from the date of initial advance and to be secured by a pledge of 1,000,000 of the shares issuable to Winford by the Company, with such shares being the sole recourse of the Company in the event of default by Winford. To date, the Company has advanced $1,000,000 of the loan.

The Agreement also requires that the Company invest a total of $3,500,000, in the development of the business of Trade-Fast during the period ending November 30, 2000. To date, a total of $1,000,000 has been so invested.

Financial  Statements  Filed  as  a  Part  of  the  Quarterly  Report

The  Company's  unaudited  financial  statements  include:

     Consolidated  Balance  Sheets  (June  30,  2000  and  December  31,  1999)

     Consolidated  Statements  of Operations (Six Months Ended June 30, 2000 and
      1999)

     Consolidated  Statements  of Cash Flows (Six Months Ended June 30, 2000 and
      1999)

     Notes  to  Consolidated  Financial  Statements  (June  30,  2000)

Exhibits  Required  by  Item  601  of  Regulation  S-B

Plan  of  Acquisition,  reorganization,  arrangement,  liquidation or succession

     2.1 Share Purchase Agreement between the Company and Alan Cohen and Winford Holdings Group Limited, dated November 30, 1999 (filed as an exhibit to the Company's Form 8-K filed on June 23, 2000, and incorporated herein by reference).

     2.2 Letter Agreement between the Company and Alan Cohen and Winford Holdings Group Limited, dated June 8, 2000 (filed as an exhibit to the Company's Form 8-K filed on June 23, 2000, and incorporated herein by reference).

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

(10)     Material  Contracts

     10.1 1999 Stock Option Plan (filed on March 28, 2000, as an exhibit to the Company's Registration Statement on Form S-8, and incorporated herein)

     10.2 Letter of Intent between the Company and Dan Kovatch, dated April 27, 2000 (filed on May 15, 2000 as an exhibit to the Company's Quarterly Report on Form 10-QSB, and incorporated herein by reference).

     10.3 Domain Name and Website Purchase Agreement between the Company and Dan Kovatch Insurance, dates as of June 9, 2000.

     10.4 Employment Agreement between FDPO and Dan Kovatch, dated as of June 9, 2000.

     10.5 Letter of Intent between the Company and Westcor Mortgage Inc., dated January 19, 2000 (filed on April 14, 2000, as an exhibit to the Company's Annual Report on Form 10-KSB, and incorporated herein by reference).

     10.6 Employment Agreement between the Company and John Huguet, dated as of September 1, 1999.

     10.7 Agreement between the Company and e-DGM Consulting B.V., dated March 17, 2000 (filed on June 22, 2000, as an exhibit to the Company's Registration Statement on Form S-8, and incorporated herein by reference).

     10.8 Agreement between the Company and Cobra Capital Limited, dated March 28, 2000 filed on May 15, 2000 as an exhibit to the Company's Quarterly Report on Form 10-QSB, and incorporated herein by reference).

     10.9 Agreement between the Company and The Merryvale Group International, dated June 21, 2000.



(21) Subsidiary of the Company

     FDPO Insurance (USA), Inc. is a 100% wholly owned subsidiary of the Company.

     RJI Ventures, Inc. (formerly Talk Stock With Me, Inc.) is a 100% wholly owned subsidiary of the Company.

     Trade-Fast,  Inc.  is  a  100%  wholly  owned  subsidiary  of  the Company.

(27) Financial Data Schedule

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  E-FINANCIAL  DEPOT.COM,  INC.


                                  By: /S/  John  Huguet
                                     -------------------------------------------
                                     John  Huguet,  President/Director


                                  Date:     August 21,  2000


                                  By: /S/  Christina Cepeliauskas
                                     -------------------------------------------
                                     Christina Cepeliauskas,
                                     Chief Financial Officer

                                  Date:     August 21,  2000




                                  By: /S/  Randy  Doten
                                     -------------------------------------------
                                      Randy  Doten,  Director

                                  Date:     August 21,  2000