Form 10QSB
period 2000-09-30
E FINANCIAL DEPOT COM
filed 2000-11-20
CIK 1092310

UNITED  STATES
                            SECURITIES  AND  EXCHANGE  COMMISSION
                                  WASHINGTON,  D.C.  20549

                                       FORM  10-QSB

(Mark  One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For  the  quarterly  period  ended  September  30,  2000
                                         --------------------

[ ]  TRANSITION  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE  EXCHANGE  ACT
     For  the  transition  period  from          to

     Commission  file  number  000-26899
                               ---------

                           E-FINANCIAL DEPOT.COM, INC.
                           ---------------------------
        (Exact name of small business issuer as specified in its charter)

DELAWARE                                                              33-0809711
--------                                                              ----------
(State or other jurisdiction                                    (I.R.S. Employer
of incorporation or organization)                            Identification No.)

                          150 - 1875 CENTURY PARK EAST
                         CENTURY CITY, CALIFORNIA  90067
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

19,556,880  common  shares  issued  and  outstanding  as  of  November  10, 2000

Transitional  Small  Business  Disclosure  Format  (Check one):  Yes [ ]  No [X]

                           E FINANCIAL DEPOT.COM, INC.

                     Quarterly Report on Form 10-QSB for the
                   Quarterly Period Ending September 30, 2000


                                Table of Contents

PART  I.  FINANCIAL  INFORMATION

     Item  1.     Financial  Statements  (Unaudited)

     Consolidated  Balance  Sheets:
          September  30,  2000  and  December  31,  1999

     Consolidated  Statements  of  Losses  and  Comprehensive  Losses:
          Three  Months  Ended  September  30,  2000  and  1999
          Nine  Months  Ended  September  30,  2000  and  1999

     Consolidated  Statements  of  Cash  Flows:
          Three  Months  Ended  September  30,  2000  and  1999
          Nine  Months  Ended  September  30,  2000  and  1999

     Notes  to  Consolidated  Financial  Statements:
          September  30,  2000

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

                         PART I - FINANCIAL INFORMATION

Item  1.     Financial  Statements.  (unaudited):


                                            E  FINANCIAL  DEPOT.COM,  INC.
                                             CONSOLIDATED BALANCE SHEETS

                                                                             SEPTEMBER 30,2000
ASSETS                                                                          (UNAUDITED)       DECEMBER 31, 1999
--------------------------------------------------------------------------  -------------------  -------------------
Current assets:
Cash and equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . .  $            8,903   $           11,859
Accounts receivable , less allowance for
     doubtful accounts . . . . . . . . . . . . . . . . . . . . . . . . . .             572,474              119,610
Marketable securities available for sale . . . . . . . . . . . . . . . . .              17,938               51,836
Accrued tax benefit. . . . . . . . . . . . . . . . . . . . . . . . . . . .                   -               17,980
Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   -               35,005
                                                                            -------------------  -------------------
       Total current assets. . . . . . . . . . . . . . . . . . . . . . . .             599,315              236,290


Property and equipment  - at cost, less accumulated depreciation . . . . .             578,511               31,156

Other assets:
Note receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,000,000                    -
Financing charges net of amortization. . . . . . . . . . . . . . . . . . .             253,926                    -
Deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              39,334                    -
Goodwill and other intangible assets, net. . . . . . . . . . . . . . . . .          16,983,368                    -
                                                                            -------------------  -------------------
                                                                            $       19,454,454   $          267,446
                                                                            ===================  ===================



LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------

Current liabilities:
Accounts payable and accrued expenses. . . . . . . . . . . . . . . . . . .  $        2,909,226   $          105,188
Unearned revenues. . . . . . . . . . . . . . . . . . . . . . . . . . . . .              39,463               30,750
Notes payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,179,391                    -
Deferred income tax expense. . . . . . . . . . . . . . . . . . . . . . . .                 985               44,610
                                                                            -------------------  -------------------
         Total current liabilities . . . . . . . . . . . . . . . . . . . .           4,129,065              180,548


Convertible debenture. . . . . . . . . . . . . . . . . . . . . . . . . . .           3,100,000                    -

Stockholders' equity:
Preferred stock. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   -                    -
Common stock . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              19,246               12,500
Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . .          18,172,403                    -
Retained earnings (deficiency) . . . . . . . . . . . . . . . . . . . . . .          (5,936,248)              96,907
Unrealized gain or (loss) on securities available-for-sale . . . . . . . .             (30,012)             (22,509)
                                                                            -------------------  -------------------
         Total stockholders' equity. . . . . . . . . . . . . . . . . . . .          12,225,389               86,898
                                                                            -------------------  -------------------
                                                                            $       19,454,454   $          267,446
                                                                            ===================  ===================

The accompanying notes are an integral part of these financial statements



E FINANCIAL DEPOT.COM, INC.
CONSOLIDATED STATEMENTS OF INCOME ( LOSSES) AND
COMPREHENSIVE INCOME (LOSSES)

(UNAUDITED)

                                                                             For the Three    For the Three    For the Nine
                                                                             Months Ended     Months Ended     Months Ended
                                                                             September 30     September 30     September 30
                                                                                 2000             1999             2000
                                                                            ---------------  ---------------  --------------
Fee income, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    1,290,243   $      288,207   $   1,755,068

Costs and expenses:
Selling, general and
administrative . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,816,775          303,255       7,592,361
Interest expense, net. . . . . . . . . . . . . . . . . . . . . . . . . . .         110,485                -         152,696
                                                                            ---------------  ---------------  --------------
                                                                                 2,927,260          303,255       7,745,057
                                                                            ---------------  ---------------  --------------
Operating income (loss). . . . . . . . . . . . . . . . . . . . . . . . . .      (1,637,017)         (15,048)     (5,989,989)

Realized gain or (loss)
on securities available
for sale . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (39,912)           9,525         (43,166)
                                                                            ---------------  ---------------  --------------
Net income (loss) before
provision for income tax . . . . . . . . . . . . . . . . . . . . . . . . .      (1,676,929)          (5,523)     (6,033,155)
Income tax (benefit) or
expense. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               -                -               -
                                                                            ---------------  ---------------  --------------
Net income (loss). . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   (1,676,929)  $       (5,523)  $  (6,033,155)
                                                                            ===============  ===============  ==============
Other comprehensive
income (loss), net of tax
Unrealized holding gains
(losses) on securities
available-for-sale arising
during the period. . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (6,582)               -          (7,503)
                                                                            ---------------  ---------------  --------------
Comprehensive income
(loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   (1,683,511)  $      ( 5,523)  $ ( 6,040,658)
                                                                            ===============  ===============  ==============


Net income (loss) per
common share (basic
and assuming dilution) . . . . . . . . . . . . . . . . . . . . . . . . . .  $         (.09)  $        ( .00)  $        (.37)
                                                                            ===============  ===============  ==============
Weighted average
common shares
outstanding* . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      19,237,004       12,500,000      16,335,803


*Restated to reflect re-capitalization in September, 1999
The accompanying notes are an integral part of these financial statements

E FINANCIAL DEPOT.COM, INC.
CONSOLIDATED STATEMENTS OF INCOME ( LOSSES) AND
COMPREHENSIVE INCOME (LOSSES)

(UNAUDITED)

                                                                             For the Nine
                                                                             Months Ended
                                                                             September 30
                                                                                 1999
                                                                            --------------
Fee income, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     880,182

Costs and expenses:
Selling, general and
administrative . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        438,523
Interest expense, net. . . . . . . . . . . . . . . . . . . . . . . . . . .              -
                                                                            --------------
                                                                                  438,523
                                                                            --------------
Operating income (loss). . . . . . . . . . . . . . . . . . . . . . . . . .        441,659

Realized gain or (loss)
on securities available
for sale . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         28,667
                                                                            --------------
Net income (loss) before
provision for income tax . . . . . . . . . . . . . . . . . . . . . . . . .        470,326
Income tax (benefit) or
expense. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (122,097)
                                                                            --------------
Net income (loss). . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     348,229
                                                                            ==============
Other comprehensive
income (loss), net of tax
Unrealized holding gains
(losses) on securities
available-for-sale arising
during the period. . . . . . . . . . . . . . . . . . . . . . . . . . . . .              -
                                                                            --------------
Comprehensive income
(loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     348,229
                                                                            ==============


Net income (loss) per
common share (basic
and assuming dilution) . . . . . . . . . . . . . . . . . . . . . . . . . .  $         .03
                                                                            ==============
Weighted average
common shares
outstanding* . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     12,500,000


*Restated to reflect re-capitalization in September, 1999
The accompanying notes are an integral part of these financial statements




E FINANCIAL DEPOT.COM, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)
                                                                             For the Nine Months    For the Nine Months
                                                                               Ended September        Ended September
                                                                            ---------------------  ---------------------
                                                                                   30,2000                30,1999
                                                                            ---------------------  ---------------------
Cash flows from operating activities:
     Net income (loss) from operating activities . . . . . . . . . . . . .  $         (6,033,155)  $            348,229
     Adjustments to reconcile net income to net cash:
          Realized loss (gain) on securities available for sale. . . . . .                43,166                (28,667)
          Depreciation and amortization. . . . . . . . . . . . . . . . . .               232,836                  1,600
          Common stock issued in exchange for services . . . . . . . . . .             3,669,706                      -
          Provision for uncollectible receivables. . . . . . . . . . . . .               158,964                      -
           (Increase) decrease in:
          Accounts receivable. . . . . . . . . . . . . . . . . . . . . . .              (452,864)              (233,110)
          Other assets and adjustments, net. . . . . . . . . . . . . . . .               188,349                (99,323)
          Increase (decrease) in:
          Accounts payable and accrued expenses. . . . . . . . . . . . . .             2,804,038                   (924)
                                                                            ---------------------  ---------------------

Net cash (used in)/ provided by operating activities . . . . . . . . . . .               611,040                (12,195)

Cash flows used in investing activities:
     Capital expenditures. . . . . . . . . . . . . . . . . . . . . . . . .              (563,939)                (7,462)
     Capitalized software and development. . . . . . . . . . . . . . . . .            (2,206,307)                     -
     Note receivable . . . . . . . . . . . . . . . . . . . . . . . . . . .            (1,000,000)                     -
                                                                            ---------------------  ---------------------
Net cash used in investing activities. . . . . . . . . . . . . . . . . . .            (3,770,246)                (7,462)
Cash flows (used in)/provided by financing activities:
     Proceeds from loans . . . . . . . . . . . . . . . . . . . . . . . . .                     -                 19,866
     Proceeds from convertible debentures. . . . . . . . . . . . . . . . .             3,100,000                      -
     Proceeds from sale of common stock. . . . . . . . . . . . . . . . . .                56,250                      -
                                                                            ---------------------  ---------------------
Net cash flows from financing activities . . . . . . . . . . . . . . . . .             3,156,250                 19,866

Net increase (decrease) in cash and cash equivalents . . . . . . . . . . .                (2,956)                   209

Cash and cash equivalents at beginning of period . . . . . . . . . . . . .                11,859                      -
                                                                            ---------------------  ---------------------

Cash and cash equivalents at end of period . . . . . . . . . . . . . . . .  $              8,903   $                209
                                                                            =====================  =====================

Supplemental Information:
Interest paid. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $              4,327   $                  -
Taxes paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                     -                      -
Common stock issued in exchange for services . . . . . . . . . . . . . . .             3,669,706                      -
Common stock issued in exchange for acquisitions . . . . . . . . . . . . .            13,913,724                      -



The accompanying notes are an integral part of these financial statements

                           E FINANCIAL DEPOT.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended March 31, 2001. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's December 31, 1999 annual report included in SEC Form 10-KSB

Basis  of  Presentation
-----------------------
The consolidated financial statements include the accounts of the Company, and its wholly owned subsidiaries, FDPO Insurance (USA), Inc. and Trade-Fast, Inc. Significant intercompany transactions have been eliminated in consolidation.

Acquisitions
------------

Trade-fast,  Inc.
-----------------

On June 8, 2000 the Company acquired in an exchange for 5,000,000 shares of the Company's unregistered common stock Trade-fast, Inc. in a transaction accounted for using the purchase method of accounting. The total purchase price and carrying value of the net assets acquired and liabilities assumed of Trade-Fast, Inc. were as follows:

        Stock issued                                                $ 13,005,000
        Excess of liabilities assumed over assets acquired               419,931
                                                                   -------------
        Total consideration paid                                    $ 13,424,931
                                                                     ===========

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

The excess costs of the over the fair value of the assets acquired of $13,424,931 is being amortized over a twenty year period, using the straight line method subject to impairment write-offs determined by underlying cash flows.

Westcor  Mortgage,  Inc.
------------------------

On July 6, 2000 the Company completed the acquisition of Westcor Mortgage, Inc. in an exchange for promissory notes totaling $592,636, a retainage holdback of $ 7,364 and 295,520 newly issued exchangeable shares of the Company's unregistered common stock in a transaction accounted for using the purchase method of accounting. The exchangeable shares are exchangeable into the Company's common stock on a one for one basis. The total purchase price and carrying value of the net assets acquired and liabilities assumed of Westcor Mortgage, Inc. were as follows:

     Stock issued                                                      $ 908,724
     Notes payable issued                                                592,636
     Retainage payable                                                     7,364
     Excess of liabilities assumed over assets acquired                   71,427
                                                                       ---------
     Total consideration paid                                        $ 1,580,151
                                                                      ==========

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

The excess costs of the over the fair value of the assets acquired of $1,580,151 is being amortized over a twenty year period, using the straight line method subject to impairment write-offs determined by underlying cash flows.

Reclassification
----------------

Certain reclassifications have been made to conform to prior periods' data to the current presentation. These reclassifications had no effect on reported losses.

ITEM  2.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION.

The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto, included elsewhere within this Report.

Description  of  Company
------------------------

The Company is an Internet financial portal, offering a full spectrum of financial services and investment information on the World Wide Web. The Company is developing a proprietary information system consisting of integrated financial web pages and featuring an online investment-related community through Talk-stock.com, online trading services through Trade-Fast, Inc., mortgage services through Westcor Mortgage, Inc. and commercial insurance brokerage services through Eznow Insurance, Inc.

Forward  Looking  Statements
----------------------------

This Form 10-QSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements included Herein that address activities, events or developments that the Corporation expects, believes, estimates, plans, intends, projects or anticipates will or may occur in the future, are forward-looking statements. Actual events may differ materially from those anticipated in the forward-looking statements. Important risks that may cause such a difference include: general domestic and international economic business conditions, increased competition in the Corporation's markets and products. Other factors may include, availability and terms of capital, and/or increases in operating and supply costs. Market acceptance of existing and new products, rapid technological changes, availability of qualified personnel also could be factors. Changes in the Corporation's business strategies and development plans and changes in government regulation could adversely affect the Company. Although the Corporation believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate. There can be no assurance that the forward-looking statements included in this filing will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Corporation that the objectives and expectations of the Corporation would be achieved.


Three  Months  Ended  September  30,  2000  and  1999
-----------------------------------------------------


Revenue
-------

The Company's revenues increased $1,002,036, or 348% to $ 1,290,243 during the third quarter of 2000 as compared to $ 288,207 of revenues during the same period in 1999. In order to be more competitive in the market place, the Company revised its pricing for services provided by Talk Stock With Me. Com to its clients during 2000 and as a result, net fee revenues decreased significantly during the three months ended September 30, 2000 as compared to similar period in 1999. The Company offset this decrease with revenues generated by its Trade-Fast and Westcor subsidiaries. Trade-Fast, which was purchased in June , 2000, generated approximately $ 1,130,000 of revenues and Westcor Mortgage, which was acquired in July, 2000 generated approximately $ 138,000 of revenues during the three months ended September 30, 2000, respectively.

Costs  and  Expenses
--------------------

The Company's costs and expenses increased from $ 303,255 during the quarter ended September 30, 1999 to $ 2,927,260 during the third quarter of 2000. Selling, general and administrative expenses increased $ 2,513,520. In addition to incurring costs associated with implementing the Company's business plan (e.g., travel, transportation, professional fees, and consulting fees) during the three months ended September 30, 2000, the Company issued common stock to consultants and employees in lieu of compensation. The value of the Company's common stock issued was $ 572,666, which approximated the market value of the stock at the time the services were rendered. The Company also incurred the costs associated with the operation of its two newly acquired subsidiaries-Trade-Fast and Westcor Mortgage. Selling, general and administrative expenses associated with operating Trade-Fast and Westcor Mortgage during the three months ended September 30, 2000 approximated $ 1,733,000 and $ 154,000, respectively.

NINE  MONTHS  ENDED  SEPTEMBER  30,  2000  AND  1999
----------------------------------------------------

Revenue
-------

The Company's revenues for the nine months ended September 30, 2000 increased $ 874,886, or 99.3 %, to $ 1,755,068 as compared to $ 880,182 during the first nine months of 1999. In order to be more competitive in the market place, the Company revised its pricing for services provided by Talk Stock With Me. Com to its clients during 2000 and as a result, fee revenues decreased approximately $ 784,000 during the first nine months of 2000 as compared to similar period in 1999. The Company offset this decrease with revenues generated by its Trade-Fast and Westcor subsidiaries. Trade-Fast, which was purchased in June , 2000, generated approximately $ 1,520,000 of revenues, and Westcor Mortgage, which was acquired in July, 2000 generated approximately $ 138,000 of revenues during the nine months ended September 30, 2000, respectively.

Costs  and  Expenses
--------------------

The Company's costs and expenses increased from $ 438,523 during the nine months ended September 30, 1999 to $ 7,745,057 during the same period in 2000. Selling, general and administrative expenses increased $ 7,153,838. In connection with the implementation of its business plan, the Company incurred the following significant costs during the nine months ended September 30, 2000 which were not incurred in 1999:

Common stock issued to consultants and Employees in lieu of cash     $ 3,669,706

Management  and  consulting  fees                                      1,516,365


During the nine months ended September 30, 2000, the Company incurred $ 152,696 of interest expense, net of interest income, as a result of placing $ 3,100,000 of interest bearing convertible debt during the first quarter of 2000.

LIQUIDITY  AND  CAPITAL  RESOURCES

As of September 30, 2000, the Company had a deficit in working capital of $ 3,529,750 compared to available working capital of $ 55,742 at December 31, 1999, a decrease in working capital of $ 3,474,008. The decrease in working capital was substantially due to the increase in obligations to vendors at September 30, 2000 as compared to December 31, 1999.

As a result of the Company's operating loss of $ 6,033,135 during the nine months ended September 30, 2000, the Company generated cash flow of $ 611,040 from operating activities, adjusted principally for depreciation and amortization of $ 232,836, a provision for uncollectible accounts receivable of $ 158,964, and increase in accounts payable and accrued expenses of $ 2,804,038, and the value of common stock issued to consultants and employees for services in the amount of $ 3,669,706. The Company invested $ 500,000 in furniture, equipment, software, and leasehold improvements utilized in the operations of the Trade-Fast subsidiary and advanced in the form of a note receivable $ 1,000,000 to an entity controlled by the former owners of Trade-Fast. The Company also acquired software and related web-based technology for $ 2,206,307. The Company met its cash requirements during the first nine months of 2000 through the private placement of $ 3,100,000 of convertible debentures net of placement costs. In addition, the Company sold shares of its common stock for $ 56,250 during the nine months ended September 30, 2000.

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

Products  &  Services

News  Media  Communications
---------------------------

The Company intends to provide unbiased news and information in a user-friendly environment which will be available 24 hours a day. Beginning with the launch of the Website and continuing thereafter, original content is planned to bring both topical and educational materials to all subscribers. Through the Talk Stock Website, the Company will host and profile companies actively trading on the NYSE, AMEX, NASDAQ, as well as the OTC:BB. The Company, through the Websites, intends to provide:

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

Product  Research  and  Development

Over the 12 months ending September 30, 2001, the Company anticipates that it will carry out certain product research and/or development, including research and development with respect to internet banking applications, trading platforms, online security and educational remote delivery devices.

Purchases  or  Sales  (Plant  or  Equipment)

The Company anticipates that, prior to September 30, 2001, it will purchase hardware and software to facilitate an 800% increase in the Company's network capacity to 120,000 transactions per minute (2,000 transactions per second), which is scheduled as part of the hard site launch in December of 2000. The Company does not anticipate that it will purchase a plant, or sell any significant equipment over the 12 months ending September 30, 2001.

Changes  in  Employees

The Company anticipates a significant change in its current number of employees over the 12 months ending September 30, 2001, due to growth of the Company through acquisitions previously announced, and acquisitions currently under consideration by the Company. The Company anticipates that it will hire 6 management personnel for its Trading division, 24 marketing and sales personnel for its Mortgage Banking division, 12 marketing and sales personnel for its Insurance division, a total of 6 management personnel and educators for its Education division, and 4 senior managers for its Corporate division.

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

ITEM  2.     CHANGES  IN  SECURITIES.

Recent  Sales  of  Unregistered  Securities

(a) On July 18, the Company issued 1,000,000 common shares to Alan Gail Associates Inc., pursuant to a share purchase agreement dated November 30, 1999, as amended by an amending agreement dated June 8, 2000, among the Company and the two shareholders of Trade-Fast Inc, Alan Cohen, and Winford Holdings Group Limited ("Winford") and upon a letter of direction from Alan Cohen to the Company directing that the shares be issued to Alan Gail Associates Inc. The
Company issued the shares to Alan Gail Associates Inc. relying on section 4(2) of the Securities Act of 1933.

(b) On July 18, the Company issued 4,000,000 common shares to Winford, pursuant to a share purchase agreement dated November 30, 1999, as amended by an amending agreement dated June 8, 2000), among the Company and the two shareholders of Trade-Fast Inc., Alan Cohen, and Winford. The Company issued the shares to Winford relying on Regulation S of the Securities Act of 1933.

(c)     On  July  20,  2000  the  Company  issued  10,000  common shares to John
Coleridge. The Company issued the shares to Mr. Coleridge pursuant to the Company's 1999 Stock Option Plan (the "Plan") which was registered pursuant to the Registration Statement on Form S-8 filed with the United States Securities and Exchange Commission on March 28, 2000.

(d) On July 24, 2000, the Company issued 25,000 common shares to Christi Mottola Ent Inc., pursuant to a Letter of Engagement, dated December 14, 1999, between the Company and Coffin, Mottola Communications and Letter of Direction, dated June 28, 2000, to Clark, Wilson from Coffin, Mottola Communications. The Company issued the shares to Christi Mottola Ent Inc. relying on Section 4(2) of the Securities Act of 1933.

(e) On October 5, 2000, the Company issued 7,200 common shares to Don G. Merriman, pursuant to a consulting agreement, dated March 17, 2000, between the Company and e-DGM Consulting B.V. ("e-DGM") and upon a letter of direction, dated June 20, 2000, from e-DGM to the Company, directing the

Company to issue shares to Don G. Merriman. The Company issued the shares to Mr. Merriman relying on Regulation S of the Securities Act of 1933.

(f) On October 5, 2000, the Company issued 25,500 common shares to Stephen Koltai, pursuant to a consulting agreement, dated March 28, 2000, between the Company and Cobra Capital Limited ("Cobra Capital") and upon a letter of direction, dated June 20, 2000, from Cobra Capital to the Company, directing the Company to issue shares to Stephen Koltai. The Company issued the shares to Mr. Koltai relying on Regulation S of the Securities Act of 1933.

(g) On October 5, 2000 the Company issued 8,000 common shares to John Coleridge. The Company issued the shares to Mr. Coleridge pursuant to the Plan.

ITEM  3.     DEFAULTS  UPON  SENIOR  SECURITIES.

None.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

None.

ITEM  5.     OTHER  INFORMATION.

Effective January 1, 2000, the Company entered a Letter of Engagement (the "Coffin Agreement") with Coffin, Mottola Communications ("Coffin Mottola") pursuant to which commencing January 1, 2000, Coffin Mottola agreed to provide investor relations activities (the "Services") on behalf of the Company.
Pursuant to the Coffin Agreement, the Company agreed to pay Coffin Mottola $6,000.00 per month and 25,000 common shares (the "Coffin Shares") of the Company for the provision of the Services for a 12 month period. Pursuant to a letter of direction, dated June 28, 2000, from Coffin Mottola to the Company, the Company issued the Coffin Shares to Christi Mottola Ent. IncOn July 8, 2000 Coffin Mottola terminated the Coffin Agreement effective August 8, 2000.

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K.

Reports  of  Form  8-K

On July 6, 2000, the Company filed a Current Report on Form 8-K announcing that on June 22, 2000 the Registrant entered into an agreement (the "Share Purchase Agreement") with Westcor Mortgage Inc. ("Westcor") and Patricia Kirkham and
Dennis Petersen, both business persons of Calgary, Alberta (the "Vendors") pursuant to which the Registrant acquired all of the issued common shares of Westcor (the "Vendors Shares"). Westcor is a private Alberta company which carries on the mortgage brokerage business. The assets of Westcor are primarily goodwill in the form of an operating brokerage which received commissions for placing approximately US$97 million in mortgages in 1999. The direct consideration for the purchase of the Vendors Shares (the "Transaction") was the payment of US$600,000 by the issue of two promissory notes totaling US$592,636 and a holdback retained by the Registrant of US$7,364. The promissory notes are secured by a pledge of the Vendors Shares in an agreement between the Vendors and the Registrant dated for reference February 29, 2000.

Prior to the acquisition of the Vendors Shares, Westcor issued to the Vendors 295,520 Exchangeable shares of Westcor which are exchangeable into an equal number of common shares of the Registrant at a deemed price of US$4.25 per share. In addition, the Registrant issued 73,880 common shares of the Registrant at the same deemed price to a financial intermediary, Oxford Capital Corp. ("Oxford"). Accordingly, the value of shares of the Registrant into which the Exchangeable shares may be exchanged was approximately US$1,255,960 and the total effective consideration for the Vendors Shares was US$2,169,950 of which US$313,990 in the form of common shares of the registrant was received by Oxford. For further information, please refer to the Company's Current Report on Form 8-K, as amended filed September 5, 2000.

On August 21, 2000, the Company filed an amended Current Report on Form 8-K amending the Current Report on Form 8-K filed on June 23, 2000, to include Trade-fast audited financial statements, as at March 31, 1999 and 2000 and the Company's unaudited Proforma financial statements as at December 31, 1999. The Current Report on 8-K filed on June 23, 2000, reports that effective June 8, 2000, the Company completed the acquisition of all of the issued and outstanding shares of Trade-Fast, pursuant to a share purchase agreement dated November 30, 1999, as amended by an amending agreement dated June 8, 2000 (together, the "Agreement"), between the Company and the two shareholders of Trade-Fast (the "Shareholders), Alan Cohen, a businessperson resident in New York, and Winford Holdings Group Limited, a closely held corporation ("Winford").

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

The Agreement also requires that the Company invest a total of $3,500,000, in the development of the business of Trade-Fast during the period ending November 30, 2000. To date, a total of $1,000,000 has been so invested. For further information, please refer to the Company's Current Report on Form 8-K, as amended, filed August 21, 2000.

On September 5, 2000, the Company filed and amended Current Report on Form 8-K amending the Current Report on 8-K filed on July 6, 2000 to include the audited financial statements of Westcor, as at April 30, 1999 and 2000 and the Company's unaudited proforma financial statements as at December 31, 1999.

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

     2.4 Letter of Intent between the Company and Westcor Mortgage Inc., dated January 19, 2000 (filed on April 14, 2000, as an exhibit to the Company's Annual Report on Form 10-KSB, and incorporated herein by reference).

     2.5 Share Purchase Agreement dated February 29, 2000 between Patricia Kirkham and Dennis Petersen and the Registrant (filed as an exhibit to the Company's Form 8-K filed on June 23, 2000, and incorporated herein by reference)

     2.6 Support Agreement dated February 29, 2000 between the Registrant and Westcor Mortgage Inc. (filed as an exhibit to the Company's Form 8-K, originally filed July 6, 2000 and as amended and filed on September 5, and incorporated herein by reference)

     2.7 Voting Trust and Exchange Agreement dated February 29, 2000 among the Registrant, Westcor Mortgage Inc., Miller Thomson, Patricia Kirkham and Dennis Petersen (filed as an exhibit to the Company's Form 8-K originally filed July 6, 2000 and as amended and filed on September 5, and incorporated herein by reference)

     2.8 Hypothecation Agreement dated February 29, 2000 among Patricia Kirkham, Dennis Petersen, Westcor Mortgage Inc., Miller Thomson and the Registrant (filed as an exhibit to the Company's Form 8-K originally filed July 6, 2000 as amended and filed on September 5, 2000 and incorporated herein by reference)

     2.9 Escrow Agreement dated February 29, 2000 among the Registrant, Clark, Wilson, Patricia Kirkham, Dennis Petersen, Oxford Capital Corp. and Westcor Mortgage Inc. (filed as an exhibit to the Company's Form 8-K originally filed July 6, 2000 as amended and filed on September 5,2000 and incorporated herein by reference)

Articles  of  Incorporation  and  Bylaws

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

(10)     Material  Contracts

     10.1 1999 Stock Option Plan (filed on March 28, 2000, as an exhibit to the Company's Registration Statement on Form S-8, and incorporated herein)

     10.2 Agreement between the Company and e-DGM Consulting B.V., dated March 17, 2000 (filed on June 22, 2000, as an exhibit to the Company's Registration Statement on Form S-8, and incorporated herein by reference).

     10.3 Agreement between the Company and Cobra Capital Limited, dated March 28, 2000 filed on May 15, 2000 as an exhibit to the Company's Quarterly
Report  on  Form  10-QSB,  and  incorporated  herein  by  reference).

     10.4     Agreement  between  the  Company and Mottola, effective Janaury 1,
2000.

(21)     Subsidiary  of  the  Company

     FDPO Insurance (USA), Inc. is a 100% wholly owned subsidiary of the Company.

     RJI Ventures, Inc. (formerly Talk Stock With Me, Inc.) is a 100% wholly owned subsidiary of the Company.

     Trade-Fast,  Inc.  is  a  100%  wholly  owned  subsidiary  of  the Company.

     Westcor  Mortgage  Inc.  is  a  100% wholly owned subsidiary of the Company

(27)     Financial  Data  Schedule

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


     E-FINANCIAL  DEPOT.COM,  INC.

     By:    /s/ John Huguet
            John  Huguet,  President/Director
     Date:  November 20,  2000

     By:    /s/ Christina Cepeliauskas
            Christina  Cepeliauskas,  Chief  Financial     Officer
     Date:  November 20,  2000

     By:    /s/ Randy Doten
            Randy  Doten,  Director
     Date:  November 20,  2000