Form 10QSB/A
period 2000-06-30
E FINANCIAL DEPOT COM
filed 2001-01-11
CIK 1092310

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

                  Consolidated Statements of Losses and Comprehensive Losses:
                       Three  Months  Ended  June  30,  2000  and  1999
                       Six  Months  Ended  June  30,  2000  and  1999

                  Consolidated  Statements  of  Cash  Flows:
                       Three Months Ended June 30, 2000 and 1999 Six Months Ended June 30, 2000 and 1999

                  Notes  to  Consolidated  Financial  Statements:
                       June  30,  2000

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


The Agreement also requires that the Company invest a total of $3,500,000, in the development of the business of Trade-Fast during the period ending June 8, 2001. To date, a total of $1,000,000 has been so invested.


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

     10.3 Domain Name and Website Purchase Agreement between the Company and Dan Kovatch Insurance, dates as of June 9, 2000.

     10.4 Employment Agreement between FDPO and Dan Kovatch, dated as of June 9, 2000.

     10.4 Letter of Intent between the Company and Westcor Mortgage Inc., dated January 19, 2000 (filed on April 14, 2000, as an exhibit to the Company's Annual Report on Form 10-KSB, and incorporated herein by reference).

     10.5 Employment Agreement between the Company and John Huguet, dated as of September 1, 1999.

     10.6 Agreement between the Company and e-DGM Consulting B.V., dated March 17, 2000 (filed on June 22, 2000, as an exhibit to the Company's Registration Statement on Form S-8, and incorporated herein by reference).

     10.7 Agreement between the Company and Cobra Capital Limited, dated March 28, 2000 filed on May 15, 2000 as an exhibit to the Company's Quarterly Report on Form 10-QSB, and incorporated herein by reference).

     10.8 Agreement between the Company and The Merryvale Group International, dated June 21, 2000.



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



                                  E-FINANCIAL  DEPOT.COM,  INC.


                                  By: /s/ John Huguet
                                     -------------------------------------------
                                     John  Huguet,  President/Director


                                  Date:     January 11, 2001
                                                  --

                                  By: /s/ Christina Cepeliauskas
                                     -------------------------------------------
                                     Christina Cepeliauskas,
                                     Chief Financial Officer

                                  Date:     January 11, 2001
                                                  --



                                  By: /s/ Randy Doten
                                     -------------------------------------------
                                      Randy  Doten,  Director

                                  Date:     January 11, 2001
                                                  --