Form 10QSB/A
period 2000-09-30
E FINANCIAL DEPOT COM
filed 2001-01-11
CIK 1092310

UNITED  STATES
                            SECURITIES  AND  EXCHANGE  COMMISSION
                                  WASHINGTON,  D.C.  20549

                                       FORM  10-QSB/A

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


     E-FINANCIAL  DEPOT.COM,  INC.

     By:    /s/ John Huguet
            John  Huguet,  President/Director
     Date:  January 11, 2001

     By:    /s/ Christina Cepeliauskas
            Christina  Cepeliauskas,  Chief  Financial     Officer
     Date:  January 11, 2001

     By:    /s/ Randy Doten
            Randy  Doten,  Director
     Date:  January 11, 2001