Form 10QSB
period 2000-12-31
E FINANCIAL DEPOT COM
filed 2001-02-20
CIK 1092310

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10QSB


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                     For the period ended December 31, 2000

                        Commission file number 000-26899

                           E FINANCIAL DEPOT.COM, INC.
                 (Name of Small Business Issuer in Its Charter)

            Delaware                                      33-0809711
    (State of Incorporation)                   (IRS Employer Identification No.)

             1875 Century Park East Suite 150 Los Angeles, CA 90067
                    (Address of Principal Executive Offices)

                                 (877) 739-3812
                            Issuer's Telephone Number


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 23,741,760 shares of Common Stock ($.001 par value) as of December 31, 2000.


Transitional small business disclosure format:  Yes [ ]  No [X]

                           E FINANCIAL DEPOT.COM, INC.

                     Quarterly Report on Form 10-QSB for the
                    Quarterly Period Ending December 31, 2000


                                Table of Contents

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)

                  Consolidated Balance Sheet:
                     December 31, 2000

                  Consolidated Statements of Losses and Comprehensive Losses:
                     Three Months Ended December 31, 2000 and 1999
                     Nine Months Ended December 31, 2000 and 1999

                  Consolidated Statements of Cash Flows:
                     Nine Months Ended December 31, 2000 and 1999

                  Notes to Consolidated Financial Statements:
                     December 31, 2000

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

         Item 3.  Defaults Upon Senior Securities

         Item 4.  Submission of Matters to a Vote of Security Holders

         Item 5.  Other Information

         Item 6.  Exhibits and Reports on Form 8-K

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited).



                                                                   December 31
                                                                       2000
                                                                   -------------
                               ASSETS                               (unaudited)
                               ------                              -------------
Current assets:
Cash and equivalents                                               $     94,935
Accounts receivable, less allowance for
  doubtful accounts                                                     808,452
Marketable securities available for sale                                 99,055
                                                                   -------------
       Total current assets                                           1,002,442


Property and equipment - at cost,
  less accumulated depreciation                                         192,555

Other assets:
Note receivable                                                       1,000,000
Goodwill and other intangible assets, net                            17,028,732
Deposits and other assets                                                41,734
                                                                   -------------
                                                                   $ 19,265,463
                                                                   =============


                LIABILITIES AND STOCKHOLDERS' EQUITY
                ------------------------------------

Current liabilities:
Accounts payable and accrued expenses                              $  1,526,388
Notes payable                                                           761,636
                                                                   -------------
         Total current liabilities                                    2,288,024


Convertible debenture                                                 3,120,885

Stockholders' equity:
Preferred stock                                                               -
Common stock                                                             23,742
Additional paid-in capital                                           21,750,083
Retained earnings (deficiency)                                       (7,862,044)
Unrealized gain or (loss) on securities
  available-for-sale                                                    (55,227)
                                                                   -------------
         Total stockholders' equity                                  13,856,554
                                                                   -------------
                                                                   $ 19,265,463
                                                                   =============

   The accompanying notes are an integral part of these financial statements.

                             E FINANCIAL DEPOT.COM, INC. CONSOLIDATED STATEMENTS
                                     OF LOSSES AND COMPREHENSIVE LOSSES
                                                 (UNAUDITED)

                                    For the Three      For the Three      For the Nine       For the Nine
                                    Months Ended       Months Ended       Months Ended       Months Ended
                                  December 31, 2000  December 31, 1999  December 31, 2000  December 31, 1999
                                  -----------------  -----------------  -----------------  -----------------
Fee income, net                   $      1,175,322   $        317,631   $      2,915,190   $      1,027,563

Costs and expenses:
  Selling, general and
    administrative                       3,644,513            584,832         10,758,909            971,981
  Interest expense, net                     75,555                  -            204,071                  -

Depreciation and amortization              186,435              3,520            419,181              3,520
                                  -----------------  -----------------  -----------------  -----------------
                                         3,906,503            588,352         11,382,161            975,501

Operating income (loss)                 (2,731,181)          (270,721)        (8,466,971)            52,062
Realized gain or (loss) on
  securities available for
  sale, net                                      -            (60,870)             7,938            (38,753)
                                  -----------------  -----------------  -----------------  -----------------
Net (loss) before provision
  for income tax                        (2,731,181)          (331,591)        (8,459,033)            13,309
Income tax (benefit) or
  expense                                        -            (46,847)                 -             32,350
                                  -----------------  -----------------  -----------------  -----------------
Net Loss                                (2,731,181)          (284,744)        (8,459,033)           (19,041)
                                  =================  =================  =================  =================
Other comprehensive income
  (loss), net of tax:
    Unrealized holding gains
      (losses) on securities
      available-for-sale arising
      during the period, net                     -            (27,095)            (7,503)           (27,095)
                                  -----------------  -----------------  -----------------  -----------------
Comprehensive Loss                $     (2,731,181)  $       (311,835)  $     (8,466,536)  $        (46,136)
                                  =================  =================  =================  =================

Net loss per common share
  (basic and assuming dilution)   $           (.13)  $           (.02)  $           (.47)  $           (.00)
                                  =================  =================  =================  =================

Weighted average common
  shares outstanding*                   20,659,179         12,500,000         18,162,775          12,500,000


*Restated to reflect re-capitalization in September, 1999

                 The accompanying notes are an integral part of these financial statements.

                                        E FINANCIAL DEPOT.COM, INC.
                                    CONSOLIDATED STATEMENT OF CASH FLOWS
                                                (UNAUDITED)

                                                                         For the Nine        For the Nine
                                                                         Months Ended        Months Ended
                                                                       December 31, 2000   December 31, 1999
                                                                       -----------------   -----------------
Cash flows from operating activities:
     Net income (loss) from operating activities                       $     (8,459,033)   $        (19,041)
     Adjustments to reconcile net income to net cash:
          Realized loss (gain) on securities available for sale                   7,938                   -
          Depreciation and amortization                                         419,181               3,520
          Common stock issued in exchange for services                        5,697,445
          Common stock issued in exchange for debt                            2,146,392
           (Increase) decrease in:
           Current assets, net                                                 (691,499)                  -
          Increase (decrease) in:
          Current liabilities, net                                            2,517,510              34,127
                                                                       -----------------   -----------------
Net cash (used in)/ provided by operating activities                          1,637,934              18,606
Cash flows used in investing activities:
     Capital expenditures                                                      (177,613)            (35,176)
     Capitalized software and development                                    (2,206,307)                  -
     Note receivable                                                                  -                   -
                                                                       -----------------   -----------------
Net cash used in investing activities                                        (2,383,920)            (35,176)
Cash flows (used in)/provided by financing activities:
     Proceeds from loans , net                                                        -              28,220
     Proceeds from convertible debentures, net                                  750,000                   -
     Proceeds from sale of common stock, net                                     66,250                   -
                                                                       -----------------   -----------------
Net cash flows from financing activities                                        816,250              28,220
                                                                       -----------------   -----------------
Net increase (decrease) in cash and cash equivalents                             70,264              11,650
Cash and cash equivalents at beginning of period                                 24,671                 209
                                                                       -----------------   -----------------
Cash and cash equivalents at end of period                             $         94,935    $         11,859
                                                                       =================   =================
Supplemental Information:
Interest paid                                                          $          8,733    $              -
Taxes paid                                                                            -                   -
Common stock issued in exchange for services                                  5,697,445                   -
Common stock issued in exchange for acquisitions                             13,913,724                   -
Common stock issued in exchange for debt                                      2,146,392

                 The accompanying notes are an integral part of these financial statements.


                           E FINANCIAL DEPOT.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
                                   (UNAUDITED)


NOTE A - SUMMARY OF ACCOUNTING POLICIES

General
-------

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB, and therefore, do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. As disclosed by the Registrant in SEC Form 8-K dated May 23, 2000, the Company changed its fiscal year end from December 31, to March 31. The Company's Form 10QSB for the quarter ended March 31, 2000, which was filed on May 15, 2000, covered the transition period.

Accordingly the operating results for the nine month period ended December 31, 2000 are not necessarily indicative of the results that may be expected for the year ended March 31, 2001. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's December 31, 1999 annual report included in SEC Form 10-KSB


Basis of Presentation
---------------------

The consolidated financial statements include the accounts of the Company, and its wholly owned subsidiaries, FDPO Insurance (USA), Inc. and Trade-Fast, Inc. Significant intercompany transactions have been eliminated in consolidation.


Acquisitions
------------

Trade-fast, Inc.
----------------

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


Westcor Mortgage, Inc.
----------------------

On July 6, 2000 the Company completed the acquisition of Westcor Mortgage, Inc. in an exchange for promissory notes totaling $ 592,636 , a retainage holdback of $ 7,364 and 295,520 newly issued exchangeable shares of the Company's unregistered common stock in a transaction accounted for using the purchase method of accounting. The exchangeable shares are exchangeable into the Company's common stock on a one for one basis. The total purchase price and carrying value of the net assets acquired and liabilities assumed of Westcor Mortgage, Inc. were as follows:


      Stock issued                                                 $   908,724
      Notes payable issued                                             592,636
      Retainage payable                                                  7,364
      Excess of liabilities assumed over assets acquired                71,427
                                                                   ------------
      Total consideration paid                                     $ 1,580,151
                                                                   ============


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

The excess costs of the over the fair value of the assets acquired of $ 1,580,151 is being amortized over a twenty year period, using the straight line method subject to impairment write-offs determined by underlying cash flows.


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


Description of Company
----------------------

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


Forward Looking Statements
--------------------------

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



THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999
---------------------------------------------

Revenue
-------

The Company's revenues increased $ 857,691, or 270% to $ 1,175,322 during the third quarter of fiscal 2001 as compared to $ 317,631 of revenues during the same period in fiscal 2000. In order to be more competitive in the market place, the Company revised its pricing for services provided by Talk Stock With Me. Com to its clients during 2001 and as a result, net fee revenues decreased significantly during the three months ended December 31, 2000 as compared to similar period in 1999. The Company offset this decrease with revenues generated by its Trade-Fast and Westcor subsidiaries. Trade-Fast, which was purchased in June , 2000, generated approximately $ 1,100,000 of revenues and Westcor Mortgage, which was acquired in July, 2000 generated approximately $ 141,000 of revenues during the three months ended December 31, 2000, respectively.

Costs and Expenses
------------------

The Company's costs and expenses increased from $ 588,352 during the quarter ended December 31, 1999 to $ 3,906,503 during the third quarter of fiscal 2001. Selling, general and administrative expenses increased $ 3,059,681. In addition to incurring costs associated with implementing the Company's business plan (e.g., travel, transportation, professional fees, and consulting fees) during the three months ended December 31, 2000, the Company issued common stock to consultants and employees in lieu of compensation. The value of the Company's common stock issued was $ 2,027,739, which approximated the market value of the stock at the time the services were rendered. The Company also incurred the costs associated with the operation of its two newly acquired subsidiaries-Trade-Fast and Westcor Mortgage. Selling, general and administrative expenses associated with operating Trade-Fast and Westcor Mortgage during the three months ended December 31, 2000 approximated $ 2,910,000 and $ 357,000, respectively.



NINE MONTHS ENDED DECEMBER 31, 2000 AND 1999
--------------------------------------------

Revenue
-------

The Company's revenues for the nine months ended December 31, 2000 increased $ 1,887,627, or 183.7 %, to $2,915,190 as compared to $ 1,027,563 during the first nine months of fiscal 2000. In order to be more competitive in the market place, the Company revised its pricing for services provided by Talk Stock With Me. Com to its clients during 2000 and as a result, fee revenues decreased significantly during the first nine months of fiscal 2001 as compared to similar period in fiscal 2000. The Company offset this decrease with revenues generated by its Trade-Fast and Westcor subsidiaries. Trade-Fast, which was purchased in June , 2000, generated approximately $ 2,621,000 of revenues, and Westcor Mortgage, which was acquired in July, 2000 generated approximately $ 279,000 of revenues during the nine months ended December 31, 2000, respectively.


Costs and Expenses
------------------

The Company's costs and expenses increased from $ 975,501 during the nine months ended December 31, 2000 to $ 11,382,161 during the same period in 1999. Selling, general and administrative expenses increased $ 9,786,928. In connection with the implementation of its business plan, the Company incurred the following significant costs during the nine months ended December 31, 2000 which were not incurred in 1999:


   Common stock issued to consultants and Employees
     in lieu of cash                                              $ 5,697,445
   Management and consulting fees                                   1,505,267


During the nine months ended December 31, 2000, the Company incurred $ 204,071 of interest expense, net of interest income, as a result of placing $ 3,100,000 of interest bearing convertible debt during the first quarter of 2000.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

As of December 31, 2000, the Company had a deficit in working capital of $ 1,285,582.The deficit in working capital was substantially due to the increase in obligations to vendors at December 31, 2000.

As a result of the Company's operating loss of $ 8,459,033 during the nine months ended December 31, 2000, the Company generated cash flow of $1,637,934 from operating activities, adjusted principally for depreciation and amortization of $ 419,181, an increase in accounts payable, accrued expenses and other current liabilities of $ 2,517,510, the value of common stock issued in exchange for vendor debt of $2,146,392 and the value of common stock issued to consultants and employees for services in the amount of $ 5,697,445. The Company invested $ 177,613 in furniture, equipment and, software. The Company also acquired software and related we-based technology for $ 2,206,307. The Company met its cash requirements during the first nine months of 2000 through the private placement of $ 750,000 of convertible debentures net of placement costs. In addition, the Company sold shares of its common stock for $ 66,250 during the nine months ended December 31, 2000.

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


Trends, Risks and Uncertainties
-------------------------------

The Company has sought to identify what it believes to be the most significant risks to its business, but cannot predict whether or to what extent any of such risks may be realized nor can there be any assurances that the Company has identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to the Company's stock.

Limited operating history; Anticipated Losses; Uncertainly of Future Results.
-----------------------------------------------------------------------------

eFinancial Depot.Com, Inc. has only a limited operating history upon which an evaluation of the Company and its prospects can be based. The Company's prospects must be evaluated particularly in light of the uncertainties relating to the new and evolving distribution methods with which the Company intends to operate and the acceptance of the Company's business model. The Company will be incurring costs to develop, introduce and enhance its interactive website, to establish marketing relationships, to acquire and develop products that will compliment each other and to build an administrative organization. To the extent that such expenses are not subsequently followed by commensurate revenues, the Company's business, results of operations and financial condition will be materially adversely affected. There can be no assurance that the Company will be able to generate sufficient revenues from the sale of their services and products. If cash generated by operations is insufficient to satisfy the Company's liquidity requirements, the Company may be required to sell additional equity or debt securities. The sale of additional equity or convertible debt securities would result in additional dilution to the Company's stockholders.


Potential fluctuations in quarterly operating results
-----------------------------------------------------

The Company's quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, most of which are outside the Company's control, including: the level of use of the Internet; the demand for high-tech services and products; seasonal trends in both Internet use, the amount and timing of capital expenditures and other costs relating to the expansion of the Company's Internet operations; price competition or pricing changes in the industry; technical difficulties or system downtime; general economic conditions, and economic conditions specific to the Internet and Financial Services Industry. The Company's quarterly results may also be significantly impacted by the impact of the accounting treatment of acquisitions, financing transactions or other matters. Particularly at the Company's early stage of development, such accounting treatment can have a material impact on the results for any quarter. Due to the foregoing factors, among others, it is likely that the Company's operating results will fall below the expectations of the Company or investors in some future quarter.


Limited public market, possible volatility of share price
---------------------------------------------------------

The Company's Common Stock is currently quoted on the NASD OTC Bulletin Board under the ticker symbol FDPO.OB. As of December 31, 2000, there were approximately 23,741,760 shares of Common Stock outstanding. There can be no assurance that a trading market will be sustained in the future. Factors such as, but not limited to, technological innovations, new products, acquisitions or strategic alliances entered into by the Company or its competitors, failure to meet security analysts' expectations, government regulatory action, patent or proprietary rights developments, and market conditions for technology stocks in general could have a material effect on the volatility of the Company's stock price.

PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings.

                  There are no legal proceedings against the Company and the Company is unaware of proceedings contemplated against it.


         Item 2.  Changes in Securities and Use of Proceeds

                  (a)      None
                  (b)      None
                  (c) During the reporting period the Company issued 4,495,580 of restricted common stock for a total of $ 4,184,131 for cash, payment of services and conversion of debt to equity. All such restricted securities were issued in reliance upon the exemption from registration under section 4(2) of the Securities Act of 1933.


         Item 3.  Defaults Upon Senior Securities

                  None


         Item 4.  Submission of Matters to a Vote of Security Holders

                  No matters were submitted to the security holders for a vote.


         Item 5.  Other Information

                  There is no other information deemed material by management for disclosure herein.


         Item 6.  Exhibits and Reports on Form 8-K.

                  (a)      Exhibits

                           27.1 Financial Data Schedule

                  (b)      Reports on Form 8-K

                           None.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       E FINANCIAL DEPOT.COM, INC.
                                               Registrant


February 19, 2001                      By: /s/ John Huguet
-----------------                         --------------------------------------
Date                                      John Huguet
                                          Chairman of the Board and
                                          Chief Executive Officer