Form 10KSB
period 2001-03-31
COLLABORATIVE FINANCIAL NETWORK GROUP INC
filed 2001-08-07
CIK 1092310

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

     (Mark  One)

     [  X  ]  Annual report under Section 13 or 15(d) of the Securities Exchange
              Act  of  1934

     For  the  fiscal  year  ended  March  31,  2001

     [    ]  Transition  report  under  Section  13  or  15(d) of the Securities
             Exchange  Act  of  1934

     For  the  transition  period  from  _________  to  _________

     Commission  File  No.  000-26899


                   COLLABORATIVE FINANCIAL NETWORK GROUP, INC.
                 (Name of Small Business Issuer in Its Charter)


              DELAWARE                                        33-0809711
(State  or  Other  Jurisdiction  of                         (IRS  Employer
Incorporation  or  Organization)                         Identification  Number)

 1875 CENTURY PARK EAST, SUITE 150
CENTURY CITY, CALIFORNIA                                         90067
(Address of Principal Executive Offices)                       (Zip  Code)


                                 (877) 739-3812
                           (Issuer's Telephone Number)
           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                     (None)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                         Common Stock, par value $0.001
                                (Title of Class)

     Check  whether  the  issuer  (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.

     Yes [  ]  No  [ X ]

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or  any  amendment  to  this  Form  10-KSB.  [   ]

     Issuer's  revenues  for  its  most  recent  fiscal year totals  $3,163,656.

     The aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of June 30, 2001 (See definition of affiliate in rule 12b-2 of the Exchange Act.), totals $1,743,072.

     The number of shares outstanding of each of the issuer's classes of common equity, as of June 30, 2001, totals 29,144,871.

                       DOCUMENTS INCORPORATED BY REFERENCE

     If the following documents are incorporated by reference, briefly describe them and identify the part of the form 10-KSB (e.g., Part I, Part II, etc. ) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 31, 2000).

None.

     Transitional  Small  Business  Disclosure  Format  (check  one):

Yes [  ]  No  [ X ]

                                TABLE OF CONTENTS

                                     PART I


Item  1          Description  of  Business.

Item  2          Description  of  Property.

Item  3          Legal  Proceedings.

Item  4          Submission  of  Matters  to  a  Vote  of  Security  Holders.

                                     PART II

Item  5          Market  for  Common  Equity  and  Related  Stockholder Matters.

Item 6 Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item  7          Financial  Statements.

Item 8 Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.


                                    PART III

Item  9          Directors,  Executive  Officers, Promoters and Control Persons;
                 Compliance  with  Section  16(a)  of the  Exchange  Act.

Item  10         Executive  Compensation.

Item  11         Security Ownership of Certain Beneficial Owners and Management

Item  12         Certain  Relationships  and  Related  Transactions.

Item  13         Exhibits  and  Reports  on  Form  8-K.

                                     PART  I

     This Annual Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the "Exchange Act"). These statements are based on management's beliefs and assumptions, and on information currently available to management. Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading "Financial Information-Management's Discussion and Analysis of Financial Condition and Results of Operations." Forward-looking statements also include statements in which words such as "expect," "anticipate," "intend," "plan," "believe," "estimate," "consider" or similar expressions are used.

     Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. The Company's future results and shareholder values may differ materially from those expressed in these forward-looking statements. Readers are cautioned not to put undue reliance on any forward-looking statements.

ITEM  1  -  DESCRIPTION  OF  BUSINESS

COMPANY  OVERVIEW

     The Company is a Delaware corporation organized on April 21, 1997, under the name Ballynagee Acquisition Corp. On November 2, 1999, the Company changed its name to e-Financial Depot.com, Inc. Effective as of June 28, 2001, the Company completed its name change to Collaborative Financial Network Group, Inc. to better reflect its present business model.

     On September 20, 1999, the Company entered into a Stock Exchange Agreement (the "Exchange Agreement") with RJI Ventures, Inc., formerly Talk Stock With Me, Inc. ("RJI"), a Nevada Corporation. From inception until the date of the Exchange Agreement, the Company was an inactive corporation with no assets or liabilities. Pursuant to the Exchange Agreement, all previously outstanding common stock, preferred stock, options and warrants owned by RJI stockholders were exchanged for an aggregate of 2,000,000 shares of the Company's common stock. RJI was incorporated in Nevada in November, 1998, and began operations in the first quarter of 1999 as a developer, marketer and operator of an internet web site devoted to the research of U.S. and Canadian equity issues.

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

     On November 30, 1999, the Company entered into a share purchase agreement (the "Share Purchase Agreement") with Trade-Fast, Inc. ("Trade-Fast"), a private holding company for an electronic stock brokerage that leverages direct-access communications with the stock exchanges through its principal operating arm, to provide investors and traders with real-time order matching and transaction clearing, Alan Cohen ("Cohen"), a business individual, and Winford Holdings, Limited, ("Winford") a closely held corporation. Pursuant to the Share Purchase Agreement, as amended by an agreement dated June 8, 2000, the Company acquired 100% of the issued and outstanding shares of Trade-Fast. Under the terms of the Share Purchase Agreement, the Company issued a total of 5,000,000 shares of restricted stock, at a deemed price of $4.50 per share, to the two shareholders of Trade-Fast: 1,000,000 shares to Cohen and 4,000,000 shares to Winford. In connection with the Share Purchase Agreement, the Company entered into verbal management services agreements with certain of the principals of Trade-Fast, pursuant to which the Company will pay fees equal to 20% (30% in the first year) of the net profits received by Trade-Fast through the operations of its current business segments. The Company also agreed to loan a total of $1,500,000 to Winford, said loan bearing interest at 6% per annum with a term of three years from the date of initial advance and to be secured b a pledge of 1,000,000 of the shares issued to Winford, with such shares being the sole recourse of the Company in the event of default. As of the date of filing, the Company has advanced $1,000,000 of the loan to Winford. The Share Purchase Agreement also required the Company to invest a total of $3,500,000, in the development of Trade-Fast during the period ending June 8, 2001. To date, a total of $1,000,000 has been advanced.

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

     Pursuant to the Funding Agreement, the Debentures are convertible into shares of common stock from time to time, in amounts specified by Oxford, any time after the Closing Date at a conversion price which is the lower of: (i) 80% (not lower than a floor price of $3.00) of the average closing bid price of the Company's common stock for the five (5) trading days preceding the Conversion Date; or (ii) $5.00. In addition, the Debentures are subject to a forced conversion into the Company's common stock when the share price has traded above $10.00 for 20 consecutive trading days and the liquidity covenants have not been broken. The underlying warrants will be acquired and paid for within 30 trading days after forced conversion.

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

     Pursuant  to  the  Agreement,  the  Debentures, the Warrants and the Common
Stock underlying the Debentures and Warrants have been delivered to Oxford Capital Corporation, Calgary (the "Escrow Holder"). As security for the Debentures, the Company deposited 500,000 shares of restricted common stock with the Escrow Holder, which shares will be released upon conversion of the Debentures or in the event that the Company defaults on the Debentures. In addition and upon funding, the Company paid 10% of the gross amount of the Debentures to Oxford Capital Corporation, Calgary (the "Placement Agent"), and issued a one year warrant to purchase 50,000 shares of Common Stock at $5.00 per share.

     On May 25, 2001, pursuant to an assignment agreement (the "Assignment Agreement"), Oxford Capital Corporation assigned its interest in the 6% Convertible Debentures under the original Funding Agreement to Thomson Kernaghan & Co. Limited.

     Pursuant to a subsequent agreement entered into between the Company and Thomson Kernaghan & Co. Limited, dated July 4, 2001, the terms of the Funding Agreement were restructured to provide the following terms and conditions:

     -the outstanding principal amount is $3,100,000 plus accrued interest; -20% of any proceeds from financing activities received by the Company in excess of $3,000,000 shall be paid to the Debenture holder; -payment received shall be applied to accrued and unpaid interest, the balance,  if  any  to  unpaid  principal;
     -penalties accrued under the Registration Rights Agreement shall be limited to the equivalent of 1,700,000 shares of the Company's common stock; -in exchange for the 1,700,000 shares, the Debenture holder shall exchange
      $425,000 of the debentures for 1,700,000 shares at a price equal to $.25 per share. In connection with the modification, the Company shall issue a new Debenture in the amount of $425,000;
     -the  Debenture  shall  be  amended  to  provided  for  a  $1.00  per share conversion  price;
     -the  Debenture  holder  shall  agree  to a lock-up of its converted shares until  the  Debenture,  plus  accrued  interest  is paid  in  full;
     -the Debenture holder shall forbear exercising any default under the terms of the Debenture Agreement until October 15, 2001.

     On June 9, 2000 the Company entered into the eZnow Agreement, pursuant to which the Company acquired the eZnowinsurance.com domain name and website located at www.eznowinsurance.com. Pursuant to the terms and conditions of the eZnow Agreement, the Company paid a purchase price of $150,000 by issuing 50,000 restricted shares of the Company's stock.

     On June 22, 2000, the Company entered into an agreement (the "Share Purchase Agreement") with Westcor Mortgage Inc. ("Westcor") and Patricia Kirkham and Dennis Petersen, both business persons of Calgary, Alberta (the "Vendors") pursuant to which the Company acquired all of the issued common shares of Westcor (the "Vendors Shares"). Westcor Mortgage was a privately held company providing real estate financial services both through conventional methods and through its website, www.westcormortgage.com. As a result of the acquisition, Westcor Mortgage became a wholly-owned subsidiary of the Company. The assets of Westcor were primarily goodwill in the form of an operating brokerage which received commissions for placing mortgages. The direct consideration for the purchase of the Vendors Shares (the "Transaction") was the payment of $600,000 by the issue of two promissory notes totaling $592,636 and a holdback retained by the Company of $7,364. The promissory notes are secured by a pledge of the Vendors Shares in an agreement between the Vendors and the Company, dated for reference February 29, 2000.

     Prior to the acquisition of the Vendors Shares, Westcor issued to the Vendors 295,520 exchangeable shares of Westcor which are exchangeable into an equal number of common shares of the Company at a deemed price of $4.25 per share. In addition, the Company issued 73,880 common shares of the Company at the same deemed price to a financial intermediary, Oxford Capital Corp. ("Oxford"). Accordingly, the value of shares of the Company into which the exchangeable shares may be exchanged was approximately $908,724 and the total effective consideration for the Vendors Shares was $1,580,151. As of the date of filing this Report, the Westcor shares have not been exchanged for the Company's common shares.

     On April 26, 2001, the Company entered into a non-binding Letter of Intent with CFNasia Holdings Limited ("CFNasia"), wherein the Company would acquire all of the issued and outstanding shares of CFNasia. CFNasia, based in Hong Kong, is an operator of integrated securities trading, distribution and brokerage systems to financial institutions in Hong Kong with a strong focus throughout Asia. As of the date of filing this report, the Company is currently still in negotiations with CFNasia and has not executed any definitive agreements.

     On May 9, 2001, the Board of Directors approved, subject to stockholder approval, an Amendment to the Company's Certificate of Incorporation to change the name of the Company from e-Financial Depot.com, Inc. to Collaborative Financial Network Group, Inc. On May 9, 2001, the proposal was approved by the written consent of stockholders representing 15,362,500 shares (57.6%) of the outstanding shares of the Company's common stock. On June 28, 2001, the Company amended its article of incorporation to change its name to Collaborative Financial Network Group, Inc. Effective June 28, 2001, the Company also changed its trading symbol from "FDPO" to "CFNF" on the Over-the-Counter Bulletin Board.

BUSINESS  OF  THE  ISSUER

     The Company is an internet financial portal, which will offer a full spectrum of financial services and investment information on the World Wide Web. The Company is currently developing a proprietary information system consisting of integrated financial web pages and featuring an online investment-related community.

     The Company's goal is to disseminate information available over the Internet to service the growing need for a centralized source of information and services for the rapidly increasing number of online investors, brokers, and investment students. The Company's target market includes individual investors of all sophistication levels, professional investors such as brokers, analysts and money managers, financial institutions, banks, credit unions, and general online enthusiasts looking for investment information, education and professional financial services.

     The Company intends to provide an easily navigable, consumer friendly, vertically integrated destination website offering a wide variety of financial products and services, including:

     -unbiased  streaming  news;
     -full  service  investment  support, on-line trading, estate planning, life insurance  and  mortgage  banking;
     -commentary  on-line  radio;
     -extensive  investor  education;  and
     -online  banking  software.

     Another area of growth among Internet use is the online community, which has brought users together to communicate with one another and share information. This particular Internet medium has personalized the Internet for its users. To date, a typical internet user's experience has been essentially one-way searching and viewing web sites containing professionally created content on topics of general interest, such as current events, sports, finance, politics and weather. While internet search and navigational sites have improved users' abilities to seek out aggregated Internet content, these sites are not primarily focused on providing a platform for publishing the rapidly increasing volume of personalized content created by users with similar interests, or enabling such users to interact with one another. In contrast, through its web sites, the Company can offer users aggregated web content aimed directly at their needs, such as investment information and financial services.

PRODUCTS  &  SERVICES

TRADING  OFFICES/SYSTEMS  &  ON  LINE  FINANCIAL  SERVICES

     The Company's trading technology has a sophisticated web-based user-friendly interface that provides direct and immediate access to all U.S. equity markets and is geared to ease trading execution, without third party involvement with maximum security and speed. This interface is a competitive advantage over the vast majority of online brokers.

     ONLINE  TRADING  APPLICATION

     The online trading application, IMIweb, is exclusively licensed from IMI Bank S.p.A of Milano, Italy ("IMI Bank"). The system allows access to most major U.S. and European stock exchanges, providing:

     -Real  time  stock  quotes;
     -Market  news;
     -Other  coveted  financial  services;
     -Very  fast  execution  technology;  and
     -International  Order  Routing  System.

     In order to maintain the licensing exclusivity, the Company must meet certain minimums. There can be no assurances however that the Company can meet these minimums, and failure to do so, may result in material changes to the Company's online trading services. IMI Bank also has certain co-branded agreements in London, Ireland, and Scotland.

     PLATFORM  FOR  TRADERS  (TRADE-FAST,  INC.  SYSTEM)

     Trade-Fast, Inc. ("Trade-Fast") is a subsidiary of the Company and brings with it licensed software that enables stock trading in a secure office environment giving traders the ability to make trades direct to market makers and electronic communication networks (ECN's). The Trade-Fast solution allows traders millisecond speed through proprietary technology and can accept bids or offers at the same price as the market maker as well as "show" a bid or offer price. These services are primarily geared towards professional, highly active traders. Prior to trading live, traders are properly trained by the Company.

    Once an account is opened and a client is trained and cleared for trading, he or she can come into one of the Company's investor services offices during market hours and trade live utilizing Trade-Fast's licensed software system, TradeCast, which provides NASDAQ Level II service. Unlike traditional online brokerage trades where a trade is placed and then enters "cyberspace", with confirmation received at a later time, at Trade-Fast, clients can actually see the trade go directly to the market maker or specialist and get executed. Screens in the offices display trading ideas through pre-set parameters, such as those stocks that have made new highs or lows since the previous day's close, those having record volume, or those hitting a certain number of consecutive buy orders (momentum plays).

     Currently, the Company and Trade-Fast have trading offices in the U.S. executing approximately 3,500 trades daily, with affiliate offices in Munich, Germany and is planning expansion of additional offices and partnerships worldwide.

     BANKING  SERVICES

     The Company's online banking services will enable institutions to offer online banking services, such as access and transfer accounts, credit transfer, information access (i.e. cash balance, transactions, check information and information on credit/debit cards). The interface is logical and intuitive and user friendly.

     The Company has signed a Letter of Intent to license a proprietary Internet banking software application from Metanology, whose team of software developers represents pioneers in the online banking industry.

     FUTURE  SERVICES

     ONLINE  MORTGAGES

     Through its subsidiary, Westcor Mortgage, the Company will have the ability to offer online competitive mortgages, as well as direct to consumer loans in Canada and in the near future the U.S. Westcor has a history of profitability and has a very strong lending alliance that will attribute to the aggressive plan for the expansion of its services. This service will be offered to banking and trading institutions as a value-added service to their clients.

     ONLINE  INSURANCE

     Through its subsidiary, EZnow Insurance.com the Company offers a full line of insurance products online in 19 U.S. states. An aggressive focus will be on mortgage insurance for cross-selling opportunities tied to the Westcor mortgage offering. EZnow has existing institutional relationships giving the Company a greater opportunity to move the business forward much quicker and reach a larger customer potential.

     At the eZnow website, customers are offered a wide range of insurance services, including life, home, rental, commercial, auto, boat, casualty and health policies. Also, while at the eZnow website, customers can request free quotes, access customer service, submit claims, pay premiums or change contact or policy information. The eZnow website is the online customer interface for Kovatch Insurance Services ("Kovatch Insurance"), which has its headquarters in Los Angeles, CA, and is licensed as an insurance broker in California, Arizona, Colorado and Florida. Kovatch Insurance expects to achieve licensing in all 50 states within the next few months.

     EDUCATION

     The Company plans to provide in-depth training and education geared toward investors. This service supports the other offerings of the Company and can be used to educate clients about these services with information such as; important regulatory or industry requirements, professional licensing courses and testing, continuing education requirements, and references to independent sources to answer or research almost any aspect of the online financial services experience.

     The Company intends on establishing strategic partnerships with the New York Institute of Finance, College of Financial Planning and other financial education organizations.

     BUSINESS  STRATEGY

     The Company's business strategy is focused on becoming a complete Financial Services Provider ("FSP"), offering all the required front-end enabling technology, backed by a state-of-the-art infrastructure to support capacity demands, availability and security in a user friendly environment. The FSP will be a "single-source" provider and aggregator of financial products and services required for institutions and their clients to become globally e-enabled.

     An FSP can free its corporate customers from having to develop, provide and maintain those services themselves. It also establishes the independence of the customer company from the type of hardware that is required to run the outsourced applications. All the client company needs is a browser. The FSP is focused on providing specific financial services offerings in a secure, reliable environment suited to the demands of the financial services industry.

     With  industry  business  exchanges  and  e-finance  on the rise there is a
tremendous  opportunity  for  FSP's  to  offset  the  financial   institutions'
infrastructure costs. Dodging infrastructure investments may not be the highest dividend corporate customers will accrue. Over the long term, the greatest benefit to corporate IT's bottom line is gaining access to the FSP's application and knowledge management expertise.

     The objective is to create a cost savings for small to medium institutions by providing turnkey solutions to applications on a "per transaction" fee basis. This greatly reduces the total cost of ownership (TCO) and gives access to the Company's IT expertise.

     Key  Points  of  the  FSP  Strategy:

     Online  Banking  and  Trading  Applications
     Real-time  Financial  Planning  Tied  to  Wealth  Management
     CRM  for  institutions  customer  support  and  management
     Integration  for  Multiple  Accounts
     Service  Insurance  and  Lending  Products  Online
     Cost-Effective  Opportunities  for  Small  to  Mid-size  businesses

     The Company's first FSP platform will be built in North America. Once the model is proven the Company intends to expand globally, initially, through acquisitions or through our strategic partnerships in Asia and Europe.

     In order for the FSP model to be successful and competitively positioned, the Company has established CRM as a priority in the business strategy. The Company will work to establish business processes and acquire enabling technologies to support that strategy. By focusing on CRM and executing it well, the Company will be capable of increased profitably, managing customer relationships and reducing risk, giving the Company a decisive competitive advantage.

     The Company offers solutions that combine domain expertise, technical expertise and effective interfaces and the ability to aggregate information. Services will include online banking, brokerage, mortgage, insurance, virtual advisory services and other value-added services, such as estate planning and tax services.

     The Company has set a clear vision and strategic direction to ensure a leadership position for the future. The Company will continue to address key issues of the online financial services industry. In order to respond to the rapidly changing environment, focus on key competencies, embracing new technologies and developing a more flexible infrastructure will be embraced.

COMPETITION

     The Company's four main competitors (other comparably-sized companies that market stock and investment information over the internet) include:

     -W3OTC  Inc.,  which provides an editorial on emerging growth companies and targets  small-cap  communities  for  the  average  investor;
     -Regent  Group  Inc.,  which  through  its  web  sites  (StockSiren.com,
      StockSheet.com and StockTarget.com) delivers financial, economic and other information to individual and institutional investors;
     -Internet  Stock  Market  Resources,  Inc.,  which  operates  an  online information  service  providing  information on publicly traded companies;
      and
     -Financial  Commerce  Network,  Inc.,  a  company  which  provides internet investment research and website design services. Its website provides links to sites containing information on financial markets, market sectors and public companies, as well as providing live market data.

     BANKING  COMPETITORS

     In the banking industry, Celnet Communications reports that the Company's competitors would also include: Corillian, Sybase/HFN, S1 Technologies and Digital Insight as the top four providers for large and medium-sized banks
(Online Banking Report, May 2000). Yodlee is a third-party supplier in Sunnyvale, CA, that caters to larger institutions; however there appears to be no dominant software license vendor for smaller institutions. In order to compete successfully against its competitors, the Company plans to achieve leadership in the Business-2-Business segment in order to create broader distribution, larger transaction volumes and greater payment network efficiencies that would lead to quicker adoption and a more profitable model, however there can be no assurances that the Company can continue to compete successfully with other established companies with greater financial resources, experience and market share

     ONLINE  INSURANCE

     Two of the Company's main competitors in the online insurance industry include:

     -InsWeb,  which  is  one  of the current market leaders in online insurance is accelerating  its  push  into  health  coverage;
     -QuickQuote, is a "cyber-agency" providing insurance services to banks and brokerage firms that want to offer insurance to their customers.

     MORTGAGE  BANKING

     In the role of mortgage originator/broker, the online vendors take slightly different approaches to both drawing the customer in, as well as processing the back-end of the origination process. Some of the online mortgage brokers are dedicated to mortgage brokering, while others offer the service as part of an online financial hub, which is what the Company plans to do. On the back-end, some of the online originators facilitate a simple referral process, whereas others may integrate the application process and/or provide approval by linking with Fannie Mae. Some of the vendors also act as mortgage banks and actually underwrite mortgages before selling them to other wholesale lenders. The current generation of online mortgage originators can be categorized into the following groups:

     -Content  Integrators:  those  who rely on breadth and depth of real estate
      and  personal   finance  content  to  draw  in  prospective  customers;
     -Broad  Credit/Debt  Originators:  those  focused  on  matching   consumers
      (and businesses in some cases) with lenders and creditors for a variety of products including car loans, home equity loans, debt consolidation, and credit cards; and
     -Electronic Mortgage Specialists: mortgage brokers that have embraced technology to provide a better solution.

     EDUCATIONAL  COMPETITORS

     Online continuing education is still a small part of the adult education market, amounting to just $550 million in 1998. International Data Corporation expects the online continuing education to reach $9.3 billion by 2003.

     -Intuition  Publishing:  offers  a web-based study program for the NASD and
      SEC  Series  7  exam;
     -College  of  Financial  Planning:  a  professional  course  for certifying
      Financial  Planners;
     -American  Investment  Training,  Inc.:  offers  investment  and  financial training  for  NASD/NYSE  license;
     -Series  7/63 Information Page:  provides useful information about the NASD licensing  exams;  and
     -Test-N-Learn: study software for NASD license exams 3 through 66, financial-terms dictionary.

     COMPETITIVE  ANALYSIS

     Management believes that there is no known single competitor offering the broad range of solutions that the Company provides. The competition reviewed only addresses a niche market. Some are just beginning to understand the value of offering diverse products and services as additional revenue streams and to enhance customer retention. Management believes that the sustainability of the Company's competitive advantage will be sufficient to contribute greatly to its success.

     In reviewing the growth of the competitors, Bisys, Corrilian, S1 and Digital Insights, over the last year, we have seen an upward trend during challenging times in the economy. This indicates that financial service industry is moving towards embracing new technologies for their business strategies in retaining, managing and acquiring new customers. Financial institutions are realizing the need for offering additional financial services through an online integrated platform to increase revenue streams.

     The intention of our business strategy is to offer various financial services as a "one-stop-shop" for financial institutions that are seeking to reach a broader market and to retain their current customer base through online services. The Company's marketing efforts are based on the "Click and Mortar" strategy to attract "Brick and Mortar" customers with existing distribution channels and large customer bases, allowing the company to achieve an accelerated time to market and revenue potential.

     PRIMARY  ADVANTAGES  OVER  COMPETITION:

1. Will obtain significant market share before competitors can duplicate the business model
2. Has the "early-mover" advantage with its current positioning in U.S., Europe, and Asia
3.   Exclusive  rights  to  proprietary  banking  and  trading  technology
4.   The  broad range of products and services amassed is a distinct advantage
5. Experience in global financial institutions and financial service application software
6. Fully integrated backend infrastructure ensures security, reliability and speed
7.   Initial  access  to  large  customer  base  with  little  upfront  cost

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

     The Company relies on consumers who have historically used traditional means of commerce to purchase merchandise. For the Company to be successful, these consumers must accept and utilize novel ways of conducting business and exchanging information. In addition, the Internet and other online services may not be accepted as viable commercial marketplaces for a number of reasons, including potentially inadequate development of the necessary network infrastructure or delayed development of enabling technologies and performance improvements.
     In addition, the Internet or other online services could lose their viability due to delays in the development or adoption of new standards and protocols required for handling of increased levels of Internet activity. Another factor which must be considered is the possibility of increased governmental regulation.
     Changes in or insufficient availability of telecommunications services to support the Internet or other online services also could result in slower response times and adversely affect usage of the Internet and other online services generally and the Company in particular. The Company's business, prospects, financial condition and results of operations could be materially adversely affected if:

- use of the Internet and other online services does not continue to grow or grows more slowly than expected;
- the infrastructure for the Internet and other online services does not effectively support growth that may occur; or
- the Internet and other online services do not become viable commercial marketplaces for the products and services offered or intended to be offered through our web sites.

ONLINE  COMMERCE  SECURITY  RISKS

     A significant barrier to online commerce and communications is the secure transmission of confidential information over public networks. The Company relies on encryption and authentication technology licensed from third parties to provide the security and authentication necessary to effect secure transmission of confidential information, such as customer credit card numbers. There can be no assurances that advances in computer capabilities, new discoveries in the field of cryptography, or other events or developments will not result in a compromise or breach of the algorithms used by the Company to protect customer transaction data.

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

RELIANCE  ON  INTERNALLY  DEVLEOPED  SYSTEMS  AND  SYSTEM  DEVELOPMENT  RISKS

     Wherever possible, the Company will use off-the-shelf products for the Company's web site, search engines and substantially all aspects of transaction processing, including order management, cash and credit card processing, purchasing, inventory management and shipping. The Company does, however, expect that it will have to develop some custom software to support its requirements. Further, the Company's inability to: (i) add additional software and hardware;
(ii) develop and upgrade further its existing technology and transaction processing systems; (iii) network infrastructure to accommodate increased traffic on the Company's web sites; and/or (iv) increase sales volume through its transaction processing systems; may cause: (i) unanticipated system disruptions; (ii) slower response times; (iii) degradation in levels of customer service; and (iv) impaired quality and speed of order fulfillment; and delays in reporting accurate financial information.
     In addition, although the Company works to prevent unauthorized access to Company data, it is impossible to completely eliminate this risk. There can be no assurances that the Company will be able to effectively upgrade and expand its transaction-processing system or to integrate smoothly any newly developed or purchased modules with its existing systems in a timely manner. Any inability to do so could have a materially adverse effect on the Company's business, prospects, financial condition and results of operations.

SYTEMS  FAILURES

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

     The Company does not presently have redundant systems or a formal disaster recovery plan and does not carry sufficient business interruption insurance to compensate it for losses that may occur. Despite the implementation of network security measures by the Company, its servers are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions, delays, loss of data or the inability to accept and fulfill customer orders. The occurrence of any of the foregoing risks could have a materially adverse effect on the Company's business, prospects, financial condition and results of operations.

UNCERTAINTY  OF  AND  INABILITY  TO  GENERATE  SIGNIFICANT  REVENUES

     The Company's ability to generate significant revenues is uncertain. The Company's short and long-term prospects depend upon its ability to:

-     develop  a  base  of  users  of  our  web  sites;
-     continue  its  global  growth  in  the  online  trading  business;
- facilitate transactions of businesses listing products and services for sale on our web sites;
-     continue  its  growth  in  the  specialty  financial  services  sectors;
-     develop  and  operate  the  web  sites;
-     develop  high  value  internet  banking  applications;
- develop a base of businesses who will pay to advertise their products and services on our web sites;
-     continue  the  development  of  high  value content for the web sites; and
- develop a base of users and businesses who will pay to use banner ads and page sponsorships on our web sites.

     The Company has projected that a significant portion of its revenues will be generated from relationships with website users and advertisers, and the activities that result from those relationships. Accordingly, the Company's success is highly dependent on such relationships and activities and the Company may never generate significant revenues if it does not establish such relationships and activities. As its business evolves, the Company expects to introduce a number of new products and services. With respect to both current and future product and service offerings, the Company expects to significantly increase its marketing and operating expenses in an effort to increase its user base, enhance the image of its web sites and support its infrastructure. In order for the Company to make a profit, its revenues will need to increase significantly to cover these and other future costs. Even if it becomes profitable, the Company may not sustain or increase its profits on a quarterly or annual basis in the future.

UNPREDICTABILITY  OF  FUTURE  REVENUES

     As a result of the Company's limited operating history and the emerging nature of the markets in which it competes, the Company is unable to accurately forecast its revenues. The Company's current and future expense levels are based largely on its investment plans and estimates of future revenues and are to a large extent fixed.

     Sales and operating results generally depend on the Company's ability to develop a base of users and businesses who will pay to utilize its web sites or to advertise their products and services on its web sites. The Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in estimated revenues in relation to the Company's planned expenditures would have an immediate, adverse effect on the Company's business, prospects, financial condition and results of operations.
     Further, as a strategic response to changes in the competitive environment, the Company may from time to time make certain pricing, service or marketing decisions that could have a materially adverse effect on its business and financial condition and results of operations.

LIMITED  OPERATING  HISTORY

     The Company recently initiated its several web sites, and as a result, has only a limited operating history. The Company's prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets like the one faced by the Company. Some of these risks and uncertainties relate to the Company's ability to attract and maintain a large base of users, develop and introduce desirable services and original content to users, establish and maintain relationships with advertisers and advertising agencies, respond effectively to competitive and technological developments, and build an infrastructure to support the Company's business. The Company cannot be sure that it will be successful in addressing these risks and uncertainties and its failure to do so could have a material adverse effect on its financial condition.

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

FLUCTUATION  IN  QUARTERLY  OPERATING  RESULTS

     The Company's revenues and operating results have in the past fluctuated, and may in the future fluctuate, from quarter to quarter and period to period as a result of a number of factors. These include, without limitation, the following:

-     the  Company's  ability to retain existing users of its web sites, attract new  users  at  a  steady  rate  and  maintain  user  satisfaction;
- the Company's ability to develop a base of businesses willing to pay to advertise their products and services on its web sites;
- the Company's ability to develop a base of businesses willing to utilize its web sites to conduct transactions;
- the announcement or introduction of new services and products by the Company and its competitors;
-     the  continued  use  of  the  Internet  and online services and increasing
      consumer   acceptance  of the Internet and other online services  for  the purchase of consumer products and services such as those offered by the Company;
- the Company's ability to upgrade and develop its systems and infrastructure in connection with the Website and attract new personnel in a timely and effective manner;
-     the  level  of  traffic  on  its  web  sites;
-     technical  difficulties,  system  downtime  or  Internet  outages;
- the amount and timing of operating costs and capital expenditures relating to expansion of the Company's business, operations and infrastructure;
-     governmental  regulation;
-     general  economic  conditions;  and
-     economic  conditions  specific  to  the  Internet  and  online  commerce.

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

CAPACITY  CONSTRAINTS

     A key element of the Company's strategy is to generate a high volume of traffic on, and use of its web sites. Accordingly, the satisfactory performance, reliability and availability of its web sites, transaction processing systems and network infrastructure are critical to the Company's reputation and its ability to attract and retain users and maintain adequate user service levels.

     The Company's revenues depend on the number of users who visit and purchase goods and services through its web sites and the number of businesses who utilize its web sites to advertise and sell their products and services. Any system interruptions that result in the unavailability of its web sites or reduced order fulfillment performance would reduce the volume of goods sold and the attractiveness of the Company's product and service offerings.

     Any substantial increase in the volume of traffic on the Company's web sites or the number of businesses utilizing its web sites will require the Company to expand and upgrade further its technology, transaction-processing systems and network infrastructure. There can be no assurance that the Company will be able to accurately project the rate or timing of increases, if any, in the use of its web sites or timely expand and upgrade its systems and infrastructure to accommodate such increases.

MARKETING

     The Company has not incurred significant advertising, sales and marketing expenses to date. To increase awareness for its web sites, the Company expects to spend significantly more on advertising, sales and marketing in the future. If the Company's marketing strategy is unsuccessful, it may not be able to recover these expenses or even generate any revenues. The Company will be required to develop a marketing and sales campaign that will effectively demonstrate the advantages of its web sites, services and products. To date, the Company's experience with respect to marketing its web sites is very limited. The Company may also elect to enter into agreements or relationships with third parties regarding the promotion or marketing of its web sites, and the products and services available through its web sites. There can be no assurances that the Company will be able to establish adequate sales and marketing capabilities, that it will be able to enter into marketing agreements or relationships with third parties on financially acceptable terms, or that any third parties with whom it enters into such arrangements will be successful in marketing and promoting the Company's web sites, and the products and services offered on its web sites.

RAPID  TECHNOLOGICAL  CHANGE

     To remain competitive, the Company must continue to enhance and improve the responsiveness, functionality and features of the Company's online services. The Internet and the online commerce industry are characterized by factors such as rapid technological change, changes in user and customer requirements and preferences, frequent new product and service introductions embodying new technologies and the emergence of new industry standards and practices. These changes could render the Company's web sites as they currently exist, and proprietary technology and systems, obsolete.

     The Company's success will depend, in part, on its ability to license leading technologies useful to its business, enhance its existing services, develop new services and technology to address the increasingly sophisticated and varied needs of its prospective customers, and respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.

The development of the Company's web sites and other proprietary technology entails significant technical and business risks. There can be no assurances that the Company will successfully use new technologies effectively or adapt its web sites, proprietary technology and transaction processing systems to customer requirements or new emerging industry standards.

     If the Company is unable to adapt in a timely manner to technical, legal, financial changing market conditions or customer requirements, its business, prospects, financial condition and results of operations could be materially adversely affected.

RISKS  ASSOCIATED  WITH  ENTRY  INTO  NEW  BUSINESS  ARESA

     The Company may choose to expand its operations by improving its web sites or even developing new web sites, promoting new or complementary products or sales formats, expanding the breadth and dept of products and services offered on its web sites or expanding its market presence through relationships with third parties. In addition, the Company may pursue the acquisition of new or complementary businesses, products or technologies, although it has no present understandings, commitments or agreements with respect to any material acquisitions or investments. There can be no assurances that the Company would be able to expand its efforts and operations in a cost-effective or timely manner or that any such efforts would increase overall market acceptance.

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

ABILITY  TO  MANAGE  GROWTH

     The Company has experienced periods of growth, increased personnel and marketing costs that have placed, and may continue to place, a significant strain on the Company's resources. The Company anticipates expanding its on-line sales efforts. The Company's ability to manage future increases, if any, in the scope of its operations or personnel will depend on the expansion of its marketing and sales, management and financial capabilities. The failure of the Company's management to effectively manage expansion in its business could have a material adverse effect on the Company's business, results of operations and financial condition.

DEPENDENCE  ON  KEY  PERSONNEL

     The Company's future success depends in large part on the continued services of its key product development, technical, marketing, sales and management personnel, and its ability to continue to attract, motivate and retain highly qualified employees. Although the Company's management personnel serves at the direction of the Board of Directors, there can be no assurances that such arrangements will continue in the future. Competition for such employees is intense, and the process of locating key technical, product development and management personnel with the combination of skills and attributes required to execute the Company's strategy is often lengthy. Accordingly, the loss of services of key personnel or an inability to attract additional personnel as needed could have a material adverse effect upon the Company.

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

     Any new law or regulation pertaining to the Internet, or the application or interpretation of existing laws, could decrease demand for its web sites and services provided by the Company, increase its cost of doing business or otherwise have a materially adverse effect on its success and continued operations. Laws and regulations may be adopted in the future that address Internet-related issues, including online content, user privacy, pricing and quality of products and services. The growing popularity and use of the

     Internet has burdened the existing telecommunications infrastructure in many areas, as a result of which local exchange carriers have petitioned the FCC to regulate Internet service providers in a manner similar to long distance telephone carriers and to impose access fees on the Internet service providers. The Company cannot guarantee that the United States, Canada or foreign nations will not adopt legislation aimed at protecting Internet users' privacy. Any such legislation could negatively affect the Company's business. Moreover, it may take years to determine the extent to which existing laws governing issues such as property ownership, libel, negligence and personal privacy are applicable to the Internet.

LIABILITY  FOR  WEBSITE  CONTENT

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

DILUTION  AND  DIVIDEND  POLICY
     The grant and exercise of warrants of creditors or otherwise or stock options would likely result in a dilution of the value of the Common Shares. Moreover, the Company may seek authorization to increase the number of its authorized shares and to sell additional securities and/or rights to purchase such securities at any time in the future. Dilution of the value of the Common Shares would likely result from such sales

COST  OF  COMPLIANCE  WITH  ENVIRONMENTAL  REGULATIONS

The Company currently has no costs associated with compliance with environmental regulations. However, there can be no assurances that the Company will not incur such costs in the future.

NUMBER  OF  EMPLOYEES

The Company anticipates a significant change in its current number of employees over the 12 months ending June 30, 2001, due to growth of the Company through acquisitions previously announced, and acquisitions currently under consideration by the Company. As of June 30, 2001, the Company employed, through its subsidiaries, 57 persons, of which 51 were full-time employees. The Company believes that its future success depends in part upon recruiting and retaining financial experts, marketing and other personnel.

ITEM  2  -  DESCRIPTION  OF  PROPERTY

VANCOUVER,  BRITISH  COLUMBIA

Beginning in October 1999, the Company began co-leasing approximately 2,096 square feet of office space at 1005-750 West Pender Street, Vancouver, British Columbia, Canada V6C 2T8 at an annual rate of $18,744 ($1,562 per month), which figure includes operating expenses. The lease is scheduled to expire in January, 2003.

CENTURY  CITY,  CA  PROPERTY

Effective August 2000, the Company began leasing approximately 3,279 square feet of office space at 150 1875 Century Park East at an annual rate of approximately $90,000 ($7,500 per month). The lease is for one year and is scheduled to expire in August 2001.

ITEM  3  -  LEGAL  PROCEEDINGS

     Since October 4, 2000, the Company has been involved in a pending lawsuit as a co-defendant in the case of DLN Financial v. Trade-Fast, Inc. et al, in the San Diego Superior Court. The lawsuit involves a dispute over a finder's fee contract pursuant to the Company's acquisition of its wholly owned subsidiary, Trade-Fast, Inc., whereby the plaintiff is presently seeking relief of $2,800,000. The lawsuit is currently pending with a trial date set for September 28, 2001. The Company believes that it has meritorious defenses and it intends to vigorously defend itself against the Plaintiff's claims.

     The Company may also, from time to time, be involved in various claims, lawsuits, disputes with third parties, actions involving allegations of discrimination, or breach of contract actions incidental to the operation of its business.

ITEM  4  -  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     On May 9, 2001, the Board of Directors approved, subject to stockholder approval, an Amendment to the Company's Certificate of Incorporation to change the name of the Company from e-Financial Depot.com, Inc. to Collaborative Financial Network Group, Inc. On May 9, 2001, the Proposal was approved by the written consent of stockholders representing 15,362,500 shares (57.6%) of the outstanding shares of the Company's common stock. On June 28, 2001, the Company amended its article of incorporation to change its name to Collaborative Financial Network Group, Inc. Effective June 28, 2001, the Company also changed its trading symbol from "FDPO" to "CFNF" on the Over-the-Counter Bulletin Board.

                                     PART II

ITEM  5  -  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

The following table sets forth the high and low bid prices for shares of the Company Common Stock for the periods noted, as reported by the National Daily Quotation Service and the NASDAQ Bulletin Board. Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The Company's Common Stock was listed on the NASDAQ Over-the-Counter Bulletin Board on November 2, 1999 under the trading symbol FDPO. Effective as of June 28, 2001, the Company's Common Stock trading symbol was changed to CFNF.

                   Closing Prices
                   --------------
Quarter Ended :     High    Low
                    ----    ----

March 31, 2001 . .  0.625  0.250
December 31, 2000.  1.313  0.375
September 30, 2000  3.063  0.875
June 30, 2000. . .  6.250  2.500


Quarter Ended :. .  High   Low
                    -----  -----
March 31, 2000 . .  7.000  4.375
December 31, 1999.  6.750  5.250

NUMBER  OF  SHAREHOLDERS

     The number of beneficial holders of record of the Common Stock of the company as of the close of business on June 30, 2001 was 51. Of the 7,850,000 free trading shares of the Company's Common Stock not subject to restrictions, 5,238,347 were held in "street name" and consequently reflect numerous additional beneficial owners.

DIVIDEND  POLICY

     To date, the Company has declared no cash dividends on its Common Stock, and does not expect to pay cash dividends in the near term. The Company intends to retain future earnings, if any, to provide funds for operation and growth of its business.

RECENT  SALES  OF  UNREGISTERED  SECURITIES

     NONE.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

CAUTIONARY  STATEMENTS:

     This Annual Report on Form 10-KSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. The Company intends that such forward-looking statements be subject to the safe harbors created by such statutes. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. Accordingly, to the extent that this Annual Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that the Company's actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements. The differences may be caused by a variety of factors, including but not limited to adverse economic conditions, intense competition, including intensification of price competition and entry of new competitors and products, adverse federal, state and local government regulation, inadequate capital, unexpected costs and operating deficits, increases in general and administrative costs, lower sales and revenues than forecast, loss of customers, customer returns of products sold to them by the Company, termination of contracts, loss of supplies, technological obsolescence of the Company's products, technical problems with the Company's products, price increases for supplies, inability to raise prices, failure to obtain new customers, litigation and administrative proceedings involving the Company, the possible acquisition of new businesses that result in operating losses or that do not perform as anticipated, resulting in unanticipated losses, the possible fluctuation and volatility of the Company's operating results, financial condition and stock price, inability of the Company to continue as a going concern, losses incurred in litigating and settling cases, adverse publicity and news coverage, inability to carry out marketing and sales plans, loss or retirement of key executives, changes in interest rates, inflationary factors and other specific risks that may be alluded to in this Annual Report or in other reports issued by the Company. In addition, the business and operations of the Company are subject to substantial risks that increase the uncertainty inherent in the forward-looking statements. The inclusion of forward-looking statements in this Annual Report should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

     The following discussion should be read in conjunction with, and is qualified in its entirety by, the Consolidated Financial Statements and related notes thereto included elsewhere herein. Historical results of operations, percentage margin fluctuations and any trends that may be inferred from the discussion below are not necessarily indicative of the operating results for any future period.

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

RESULTS  OF  OPERATIONS

CHANGE  IN  YEAR  END

In March 2000, the Company's Board of Directors approved a change in the fiscal year end of the Company from December 31, to March 31, effective with the year beginning April 1, 2000. A three-month transition period from January 1, 2000 through March 31, 2000 (the "Transition Period") precedes the start of the 2001 fiscal year. "2001" and "2000" refer to the respective years ended March 31, the Transition Period refers to the three months ended March 31, 2000.

ACQUISITIONS

RJI  VENTURES,  INC.

     On September 20, 1999, RJI Ventures, Inc., formerly Talk Stock With Me, Inc. ("RJI") completed a merger with Ballynagee Acquisition Corp. ("Ballynagee"), in a transaction accounted for using the purchase method of accounting. Subsequent to the merger, Ballynagee was re-named eFinancial Depot.com, Inc. ("Company"). From its inception in April, 1997, Ballynagee was an inactive corporation with no significant assets or operations. From its inception in September 1998, RJI has developed, marketed and operated an Internet web site devoted to the research of U.S. and Canadian equity issues. Effective with the merger, all previously outstanding common stock of RJI was exchanged for common stock of Ballynagee, resulting in the previous security holders of RJI owning approximately 80% of the voting stock of the Company in an exchange ratio of 1 share of RJI common stock for 2,000 shares of Ballynagee common stock.

     The total purchase price and carrying value of net assets acquired by RJI of Ballynagee Acquisition Corp. was $500. The net assets acquired were as follows:


              Net assets                  $    -
              Accumulated Deficit          1,910
              Net Liabilities             (1,410)
                                          -------
                                          $  500
                                        =========


     As Ballynagee Acquisition Corp. was an inactive corporation with no significant operations, the Company recorded the carryover historical basis of net tangible assets acquired, which did not differ materially from their historical cost. The results of operations subsequent to the date of acquisition are included in the Company's consolidated statement of losses.

TRADE-FAST,  INC

     On June 8, 2000 the Company acquired in an exchange for 5,000,000 shares of the Company's unregistered common stock Trade-Fast, Inc. in a transaction accounted for using the purchase method of accounting. The total purchase price and carrying value of the net assets acquired and liabilities assumed of Trade-Fast, Inc. were as follows:


        Stock  issued                                        $13,260,730
        Excess of liabilities assumed over assets acquired       419,931
                                                             ------------
                                                             $13,680,661
                                                             ============

     The Company has recorded the carryover basis of the net assets acquired, which did not differ materially from their fair value. The results of operations subsequent to the date of acquisition are included in the Company's consolidated statement of losses.

WESTCOR  MORTGAGE,  INC

     On July 6, 2000 the Company completed the acquisition of Westcor Mortgage, Inc. in an exchange for promissory notes totaling $592,636, a retainage holdback of $ 7,364 and 295,520 newly issued exchangeable shares of Westcor unregistered common stock in a transaction accounted for using the purchase method of accounting. The exchangeable shares are exchangeable into the Company's common stock on a one for one basis. The total purchase price and carrying value of the net assets acquired and liabilities assumed of Westcor Mortgage, Inc were as follows:


        Stock  issued                                         $  908,724
        Notes  payable  issued                                   592,636
        Retainage  payable                                         7,364
        Excess of liabilities assumed over assets acquired        71,427
                                                               ----------
                                Total  consideration  paid     $1,580,151
                                                               ==========
     The Company has recorded the carryover basis of the net assets acquired, which did not differ materially from their fair value. The results of operations subsequent to the date of acquisition are included in the Company's consolidated statement of losses.

REVENUES

     The Company's revenues for the year ended March 31, 2001 increased $ 1,965,843, or 164% to $ 3,163,656 as compared to $ 1,197,813 of revenues during the year ended December 31, 1999. During the year ended March 31, 2001, the Company reduced its emphasis on services provided by Talk Stock With Me. Com to its clients and as a result, net consulting fee revenues decreased significantly. The Company offset this decrease with revenues generated by its Trade-Fast and Westcor subsidiaries. Trade-Fast, which was purchased in June, 2000, generated approximately $ 2,708,889 of revenues and Westcor Mortgage, which was acquired in July, 2000 generated approximately $ 454,767 of revenues during the year ended March 31, 2001, respectively.

     Revenues for the three months ended March 31, 2000 decreased $155,050, or 91% to $15,200. During this period the Company began de-emphasizing services provided by Talk Stock With Me. Com to its clients and as a result, net consulting fee revenues decreased significantly during the three months ended March 31, 2000 as compared to similar period in 1999.

COSTS  AND  EXPENSES

     The Company's costs and expenses increased from $ 1,026,875 during the year ended December 31, 1999 to $26,912,481 during the year ended March 31, 2001. Selling, general and administrative expenses increased $ 8,405,831 in 2001 to $9,474,186 from $1,023,355 in 1999. In addition to incurring costs associated with implementing the Company's business plan (e.g., travel, transportation, professional fees, and consulting fees) during the year ended March 31, 2001, the Company issued common stock to consultants and employees in lieu of compensation. The value of the Company's common stock issued was $ 4,522,630, which approximated the market value of the stock at the time the services were rendered. The Company also incurred the costs associated with the operation of its two newly acquired subsidiaries-Trade-Fast and Westcor Mortgage.

During the year ended March 31, 2001, the Company incurred $167,122 of interest expense, net of interest income, as a result of placing $ 3,200,000 of interest bearing convertible debt during the transition period and the year ended March 31, 2001.

During the year ended March 31, 2001, the Company recorded a charge of $ 12,753,685 and $ 1,419,257 for goodwill impairment related to its Trade-Fast, Inc. and Westcor Mortgage, Inc. subsidiaries, respectively. Both subsidiaries experienced significant changes in market conditions, which led to substantial declines in sales, operating margins and cash flows. In addition, the Company recorded a charge of $ 2,247,300 for impairment related to the development of the Company's interactive internet web site. Management determined that a significant impairment of the intangible assets had occurred and an impairment charge was required because estimated fair value was less than the carrying value of the assets.

Accordingly, the Company recognized an asset impairment loss of $16,420,242 the carrying value of the assets, as of March 31, 2001.

The Company's costs and expenses increased from $ 51,374 during the three months ended March 31, 1999 to $ 2,648,420 during the three months ended March 31, 2000. Selling, general and administrative expenses increased $ 2,554,760 during this period to $2,606,134 from $51,374 during the three months ended March 31, 1999. In addition to incurring costs associated with implementing the Company's business plan (e.g., travel, transportation, professional fees, and consulting fees) during the three months ended March 31, 2000, the Company issued common stock to consultants and employees in lieu of compensation.

LIQUIDITY  AND  CAPITAL  RESOURCES

     As of March 31, 2001, the Company had a deficit in working capital of $ 5,734,645. The deficit in working capital was substantially due to the increase in obligations to vendors and notes payable to related parties at March 31, 2001.

     As a result of the Company's operating loss of $ 23,802,889 during the year ended March 31, 2001, the Company generated a cash flow deficit of $1,910,465 from operating activities, adjusted principally for depreciation and amortization of $ 850,931, an increase in accounts payable, accrued expenses and other current liabilities of $1,063,633, the value of common stock issued to consultants and employees for services in the amount of $ 4,522,630, and an asset impairment charge of $15,315,751, net of accumulated amortization costs. The Company met its cash requirements during the year ended March 31, 2001 through the private placement of $ 2,880,000 of convertible debentures net of placement costs and advances from Company officers and related parties of $1,323,118. In addition, the Company sold shares of its common stock for $41,250 during the year ended March 31, 2001.

     While the Company has raised capital to meet its working capital requirements, additional financing is required in order to complete the acquisition of related businesses. The Company is seeking financing in the form of equity and debt in order to provide for these acquisitions and for working capital. There are no assurances the Company will be successful in raising the funds required.

     In prior periods, the Company has borrowed funds from significant shareholders and officers of the Company in the past to satisfy certain obligations.

     As the Company continues to expand, the Company will incur additional costs for personnel. In order for the Company to attract and retain quality personnel, the Company anticipates it will continue to offer competitive salaries, issue common stock to consultants and employees, and grant Company stock options to current and future employees

     The effect of inflation on the Company's revenue and operating results was not significant. The Company's operations are located primarily in North America and there are no seasonal aspects that would have a material effect on the Company's financial condition or results of operations.

     The Company's independent certified public accountants have stated in their report included in this Form 10-KSB, that the Company has incurred operating losses in the last two years, and that the Company is dependent upon management's ability to develop profitable operations. These factors among others, may raise substantial doubt about the Company's ability to continue as a going concern.

     The difficulties within the Capital markets throughout the 12 month period ending March 31, 2001 continued to prove prohibitive to raising the development funding required to fully execute the acquisition strategy of the company. Nonetheless, significant progress on acquiring strategic businesses and business partners was achieved. The need for development capital to allow acquisitions to close and build out the business plan persists. As of the date of this report, the company is actively pursuing venture capital to allow the completion of acquisitions affecting the core businesses of the Company, namely trading and online financial services.

          Currently,  financing  is  needed  for:

a)     Completion  of  funding  for the Trade-Fast, Inc. business plan build-out
b)     Completion  of  funding  for  acquisition  and  expansion  of  Westcor
c)     Completion  and  funding  for  acquisition  and  expansion  of EZNow Ins.
d)     Completion  of  the  build-out  of  the  IMI  Web  licensed  application
e)     Completion  of  funding  for  acquisition  and  expansion  of  Voyager
f)     Completion  of  the  minority  acquisition  of  BAV  (  Germany  )
g)     Completion  of  the  acquisition  of  a  major  Hong Kong Trading Partner
h)     Finalization  of  a  business  basis  with  Metanology
i)     A  Global  marketing  Campaign
j)     Working  Capital

     The previous estimates of a total of 10 million dollars to accomplish the above is still valid for the next 12 months. There are, however, opportunities which present themselves in this dynamic market that bring cause to build a strong strategic alliance with a major financial institution. Circumstances currently exist, even in these difficult venture capital markets, which demonstrate both the relevance and high value of the assembled technologies uniquely available through the Company. The Company is encouraged by the ongoing interest in the market place for our products and processes. The ability to find the right strategic financial partner is directly aligned with the application of our products on a white labeled basis.

     The financial condition of the Company is poor, the resolve of Management to correct that condition is high. The traditional sources of venture capital have been strained for the past 15 months. Therefore the present and future needs of the Company will possibly be obtained from three sources, debt, strategic partners or accelerated operations. Over the course of the year working capital was funded from three sources. A small convertible debenture, an existing significant shareholder and an officer and director of the company. The ability to fund the needs of the Company continues as the top priority for the Officers and Directors.

     The lack of development capital restricted growth for both entities throughout the fiscal year. Despite considerable competitive pressure, both entities demonstrated an ability to compete and succeed in the current business environment. The Securities Trading Technologies were greatly expanded and enhanced over the course of the year. As of the date of this report, both businesses are growing at their natural rate and demonstrating an on going ability to succeed if sufficient development funds are available.

     The Company is completely reliant on the acceptance and relevance of our trading technologies and communications technologies to keep its business viable. Any major disruption to either of these currently existing conditions may result in a significant downturn in business results. If the company is able to obtain the required funding early in the current year to allow sufficient development capital to be applied to growing the business these results could possibly improve dramatically. If sufficient funding is not obtained in a timely manner, these results could be negatively affected, or cease entirely.

RECENT  ACCOUNTING  PRONOUNCEMENTS

     The Company adopted Statement of Financial Accounting Standards No. 132, Employers' Disclosures about Pension and Other-Post Employment Benefits ("SFAS 132"). SFAS 132 establishes disclosure requirements regarding pension and post employment obligations. SFAS 132 does not affect the Company as of March 31, 2001.

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

     The Company adopted Statement of Financial Standards No. 133, Accounting for Derivative Instruments and for Hedging Activities ("SFAS 133") in the year ended March 31, 2001. SFAS 133 requires that certain derivative instruments be recognized in balance sheets at fair value and for changes in fair value to be recognized in operations. Additional guidance is also provided to determine when hedge accounting treatment is appropriate whereby hedging gains and losses are offset by losses and gains related directly to the hedged item.
SFAS 133's impact on the Company's financial statements is not expected to be material as the Company has not historically used derivative and hedge instruments.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101(" SAB 101"), Revenue Recognition in Financial Statements, which will become effective December 31, 2000. The Company does not expect the standard to have a material effect on its financial condition or operating results.

     In March 2000, the FASB issued interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25". FIN 44 clarifies the application of APB No. 25 for (a) the definition of employee for purposes of applying APB No. 25,
(b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 2, 2000 but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. The adoption of FIN 44 did not have an affect on the Company's financial statements but may impact the accounting for grants or awards in future periods.

TRENDS,  RISKS,  AND  UNCERTAINTIES

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


Limited  operating  history;  Anticipated Losses; Uncertainty of Future Results.

     The Company has only a limited operating history upon which an evaluation of the Company and its prospects can be based. The Company's prospects must be evaluated particularly in light of the uncertainties relating to the new and evolving distribution methods with which the Company intends to operate and the acceptance of the Company's business model. The Company will be incurring costs to develop, introduce and enhance its interactive website, to establish marketing relationships, to acquire and develop products that will compliment each other and to build an administrative organization. To the extent that such expenses are not subsequently followed by commensurate revenues, the Company's business, results of operations and financial condition will be materially adversely affected. There can be no assurance that the Company will be able to generate sufficient revenues from the sale of their services and products. If cash generated by operations is insufficient to satisfy the Company's liquidity requirements, the Company may be required to sell additional equity or debt securities. The sale of additional equity or convertible debt securities would result in additional dilution to the Company's stockholders.


Potential  fluctuations  in  quarterly  operating  results

     The Company's quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, most of which are outside the Company's control, including: the level of use of the Internet; the demand for high-tech services and products; seasonal trends in both Internet use, the amount and timing of capital expenditures and other costs relating to the expansion of the Company's Internet operation; price competition or pricing changes in the industry; technical difficulties or system downtime; general economic conditions, and economic conditions specific to the Internet and Financial Services Industry. The Company's quarterly results may also be significantly impacted by the impact of the accounting treatment of acquisitions, financing transactions or other matters. Particularly at the Company's early stage of development, such accounting treatment can have a material impact on the results for any quarter. Due to the foregoing factors, among others, it is likely that the Company's operating results will fall below the expectations of the Company or investors in some future quarter.

Limited  public  market,  possible  volatility  of  share  price

     The Company's Common Stock is currently quoted on the NASD OTC Bulletin Board under the ticker symbol CFNF. OB. As of June 30, 2001, there were approximately 29,144,871 shares of Common Stock issued and outstanding. There can be no assurance that a trading market will be sustained in the future. Factors such as, but not limited to, technological innovation, new products, acquisitions or strategic alliances entered into by the Company or its competitors, failure to meet security analysts' expectations, government regulatory action patent or proprietary rights developments, and market conditions for technology stocks in general could have a material effect on the volatility of the Company's stock price.

ITEM  7  -  FINANCIAL  STATEMENTS

     The consolidated financial statements and corresponding notes to the financial statements called for by this item appear under the caption Index to Financial Statements (Page F-1 hereof).

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On February 21, 2000, the Company dismissed its certifying accountant, Gregory M. Montagna, CPA, P.C. ("Montagna"). Montagna's report on the financial statements for either of the past two years did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles, except that his report for the fiscal year ended December 31, 1998 contained an explanatory paragraph regarding the substantial doubt about the Company's ability to continue as a going concern The decision to dismiss Montagna was approved by the Company's Board of Directors. During the two most recent fiscal years and subsequent interim period through February 21, 2000, the Company has not had any disagreements with Montagna on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. The Company has engaged Stefanou & Company , LLP ("Stefanou") as its certifying accountant as of February 21, 2000 for the Company's fiscal year ending December 31, 1999.

                                    PART III

ITEMS 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT

     The following table sets forth the names and ages of the current directors and executive officers of the Company, the principal officers and positions with the Company held by each person and the date such person became a director or executive officer of the Company. The executive officers of the Company are elected annually by the Board of Directors. The directors serve one year terms until their successors are elected. The executive officers serve terms of one year or until their death, resignation or removal by the Board of Directors. There are no family relationships between any of the directors and executive officers. In addition, there was no arrangement or understanding between any executive officer and any other person pursuant to which any person was selected as an executive officer.

The  directors  and  executive  officers  of  the  Company  are  as  follows:

     Name                        Age    Positions
     ----                        ---    ---------
     John  Huguet                55     Chairman  of  the  Board
     Paul  Lemmon                39     President,  Chief  Executive  Officer
     Christina  Cepliauskas      37     Chief  Financial  Officer
     Randy Doten                 36     Director

     JOHN HUGUET, CMA, FCMA, brings to the Company over 35 years of diverse, international executive management and resource development experience. Much of Mr. Huguet's career has focused on the development and execution of major international projects incorporating creative and innovative partnership formations, financing arrangements and equity structures. His global experience includes complex business dealings in such markets as Peru, Chile, Venezuela, Argentina, Thailand, Philippines and Singapore. His expertise in the global arena is expected to prove invaluable to the Company's development internationally. Mr. Huguet was employed for over 33 years with the Atkinson group of companies, serving as President and Managing Director of Atkinson Holdings and Commonwealth Construction until April, 1997. Since May, 1997, Mr. Huguet has also served as the President and CEO of Andean American Mining Corp.

     PAUL LEMMON is currently the President and CEO of the Company, and also Managing Director of The Voyager Group of Companies. As founder of Voyager in 1996, the group companies have offices in Bermuda, Bahamas, and the British Virgin Islands and provide full investment, investment banking and trust services. From March 1993 to May 1996, Mr. Lemmon was an officer of Butterfield Corporate Services, Ltd., a subsidiary of the Bank of N.T. Butterfield & Son Ltd., Bermuda. Mr. Lemmon was responsible for business development at Butterfield Corporate Services, Ltd. where his responsibilities included the development, administration and custody of third party sponsored investment companies, mutual funds, and partnerships. From 1988 to 1993, Mr. Lemmon was President of Yorkhill Financial Services, Inc., an investment and merchant banking company in New Brunswick, Canada.Mr. Lemmon serves on the board of directors of several companies, including mutual fund companies. He received a Bachelor of Science in Geology from Mount Allison University in 1985 and received degrees from Universite de Strasbourg, France in 1986, and the Canadian Securities Institute in 1987. Mr. Lemmon is also the holder of the Certified Investment Manager designation, and was a fellow to the Canadian Securities Institute in 1998. He has also served as a member of the International Marketing Committee of the Bermuda International Business Association and on the International Committee of the US Managed Futures Association.

     CHRISTINA. CEPELIAUSKAS is a professional accountant whose focus is working with public sector resource and technology companies. Currently, Ms. Cepeliauskas is Controller of Andean American Mining Corp., a company she joined in 1996 when it became publicly listed. In addition, she provides financial consulting services to Oriole Systems Inc., an e-commerce company. Ms. Cepeliauskas is a member of the Certified General Accountants Association where she was recognized for achieving the highest aggregate standing in Level IV studies. Certification in 1992, Certified General Accountants Association, British Columbia and Certified General Accountants, Canada.

     RANDY DOTEN, was appointed to the Company's Board of Directors on October 1999. Mr. Doten has over ten years experience in online development, strategy and marketing. He has successfully implemented online production campaigns for talk shows and game shows, including The Sinbad Show, The Howie Mandell Show, The Roseanne Show, Judge Judy, Hollywood Squares and Wheel of Fortune. Mr. Doten's expertise in targeting the online community is expected to be a major asset to the Company. Mr. Doten is currently President of Talk-Stock, a 100% owned subsidiary of the Company. Mr. Doten has also instructed at respected computer technical schools, and has implemented and managed Local and Wide Area Networks in both Windows NT and Unix environments. He is fluent in several programming languages, including those vital to online development and production.

ITEM  10  -  EXECUTIVE  COMPENSATION

On September 1, 1999, the Company entered into an Employment Agreement with John Huguet, the Company's former President and CEO, whereby the Company agreed to pay Mr. Huguet an annual salary of $150,000. To date, Mr. Huguet has agreed to accrue and defer his compensation until the Company has sufficient financing. Mr. Huguet presently serves as the Company's Chairman of the Board of Directors.

     On March 31, 2001, the Company entered into an Employment Agreement with Paul Lemmon wherein Mr. Lemmon is to serve as the Company's President and Chief Executive Officer, effective March 31, 2001, for a term of two years. Pursuant to the terms of Mr. Lemmon's Employment Agreement, the Company issued 1,000,000 shares of the Company's restricted common stock, and an option to acquire 1,000,000 shares of the Company's common stock at a price of $0.50 per share, said option exercisable for a terms of two years, and 250,000 shares will be vested each six months following the first date of employment. Additionally, under the terms of Mr. Lemmon's Employment Agreement, the Company shall compensate Mr. Lemmon with a base salary of $250,000 per annum, subject to annual increases as determined by the Board of Directors of the Company. As of the date of this Report, Mr. Lemmon has not been paid his salary, but has agreed to accrue and defer his salary compensation until the Company has sufficient financing.

SUMMARY  COMPENSATION  TABLE

The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the years ended March 31, 2001, 2000 and 1999. Other than as set forth herein, no executive officer's salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.




                                                                             Long Term Compensation
                                                                         -----------------------------
                                   Annual Compensation                    Awards               Payouts
                                  -------------------                    ------------------------------

                                                               Restricted   Securities
Name and                                        Other Annual      Stock     Underlying     LTIP      All Other
Principal                                       Compensation     Awards       Options    Payouts   Compensation
Position           Year  Salary ($)   Bonus ($)       ($)            ($)       SAR's (#)     ($)          ($)
-----------        ----  -----------  ---------  --------------  -----------  -----------  --------  -------------

John Huguet
(Chairman,
Former
President           2001  $150,000      -0-          -0-            -0-         -0-          -0-        -0-
10/99-3/01)         2000  $150,000      -0-          -0-          1,000         -0-          -0-        -0-
                    1999    -0-         -0-          -0-            -0-       1,000,000      -0-        -0-
------------------------------------------------------------------------------------------------------------------
Paul Lemmon
(President, as      2001    -0-         -0-          -0-          1,000         -0-          -0-        -0-
of 3/31/01)         2000    N/A         N/A          N/A            N/A         N/A          N/A        N/A
                    1999    N/A         N/A          N/A            N/A         N/A          N/A        N/A
------------------------------------------------------------------------------------------------------------------
Christina
Cepeliauskas        2001  $48,000       -0-          -0-            -0-         -0-          -0-        -0-
(CFO)               2000  $48,000       -0-          -0-            100         -0-          -0-        -0-
                    1999     -0-        -0-          -0-            -0-        60,000        -0-        -0-
------------------------------------------------------------------------------------------------------------------


                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                               (INDIVIDUAL GRANTS)


                          NUMBER OF       PERCENT OF TOTAL
                          SECURITIES        OPTIONS/SAR'S
                          UNDERLYING    GRANTED TO EMPLOYEES   EXERCISE OF
                        OPTIONS/SAR'S       IN YEAR ENDED       BASE PRICE
NAME                     GRANTED (#)      DECEMBER 31, 2000       ($/SH)     EXPIRATION DATE
----------------------  --------------  ---------------------  ------------  ---------------

John Huguet             -0-              -0-                    -0-           -0-
--------------------------------------------------------------------------------------------
Paul Lemmon             -0-              -0-                    -0-           -0-
--------------------------------------------------------------------------------------------
Christina Cepeliauskas  -0-              -0-                    -0-           -0-
--------------------------------------------------------------------------------------------



                            AGGREGATE OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                                       AND FY-END OPTION/SAR VALUES


                                                      NUMBER OF UNEXERCISED    VALUE OF UNEXERCISABLE IN-
                           SHARES                     SECURITIES UNDERLYING      THE-MONEY OPTIONS/SAR'S
                        ACQUIRED ON      VALUE       OPTIONS/SAR'S AT FY-END          AT FY-END ($)
NAME                    EXERCISE (#)  REALIZED ($)  EXERCISABLE/UNEXERSISABLE   EXERCISABLE/UNEXERCISABLE
----------------------------------------------------------------------------------------------------------

John Huguet             1,000,000     $250,000                -0-                         -0-
----------------------------------------------------------------------------------------------------------
Paul Lemmon                -0-           -0-                  -0-                         -0-
----------------------------------------------------------------------------------------------------------
Christina Cepeliauskas     -0-           -0-                  -0-                         -0-
----------------------------------------------------------------------------------------------------------


COMPENSATION  OF  DIRECTORS

     For the fiscal year ended March 31, 2001, director Randy Doten, received $48,000 for his services to the Company. Directors of the Company received no other compensation.

1999  STOCK  OPTION  PLAN

     Effective October 31, 1999, the Company's Board of Directors approved the Company's 1999 Stock Option Plan (the "Option Plan"). Under the terms of the Option Plan, the Board of Directors has the sole authority to determine which of the eligible persons shall receive options, the number of shares which may be issued upon exercise of an option, and other terms and conditions of the options granted under the Plan to the extent they don't conflict with the terms of the Plan. An aggregate of 3,500,000 shares of common stock are reserved for issuance under the Plan and the Plan is effective only until October 30, 2009. The Company registered 3,500,000 shares underlying the options pursuant to its 1999 Stock Option Plan on Form S-8 filed with the Securities and Exchange Commission on March 28, 2000.

     On May 4, 2001, the Company's Board of Directors repriced 3,162,600 stock options previously issued to certain employees and consultants of the Company pursuant to the Company's 1999 Stock Option Plan, from an exercise price of $1.25 to $0.25 per share. Of the 3,162,600 options, 1,635,000 were issued to the Company's directors and key employees. On May 4, 2001, the Board of Directors also authorized and approved the cancellation of 445,000 previously issued options. The repricing and cancellation of the stock options was to reflect the underlying purpose of the stock options as well as to better reflect the Company's current management team.

     ITEM  11  -  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of June 30, 2001, with respect to each person who is known by the Company to own beneficially 5% or more of the Company's outstanding Common Stock, the number of shares and the percentage so owned, as well as the beneficial ownership of Common Stock of the Company by the directors, the executive officers of the Company and all directors and executive officers as a group.

                                Name and Address of           Common Stock     Percent
Title of Class                  Beneficial Owner              Outstanding    Outstanding
-------------------------- ---------------------------       --------------  ------------

Common Stock                   John Huguet                   11,242,500 (1)       38.57%
                               150 1875 Century Park East
                               Century City, CA 90067

Common Stock                   Paul Lemmon                     1,000,000           3.43%
                               150 1875 Century Park East
                               Century City, CA 90067

Common Stock                   Randy Doten                       400,000           1.37%
                               150 1875 Century Park East
                               Century City, CA 90067

Common Stock                   Christina Cepliauskas             160,000           0.55%
                               150 1875 Century Park East
                               Century City, CA 90067

Common Stock                   Winford Holdings Group Ltd.      4,000,000         13.72%
                               3rd Floor Jonsim Place
                               2287 Queen's Road East
                               Hong Kong

Common Stock                   Gold Crown Holdings Ltd.        9,242,500 (1)      31.71%
                               22 Hill Street
                               St. Hellier, Jersey JE4 8X2

Common Stock                   JAWS Technology                 2,384,880           8.18%
                               1013 17th Avenue S.W.
                               Calgary, Alberta T2T 0A7

Common Stock                   Langley Investments             1,122,900           3.85%
                               150 1875 Century Park East
                               Century City, CA 90067
All Directors and
Officers as a Group
(4 Persons)                                                    12,802,500         43.93%
-----------------------------------------------------------------------------------------------
(1)     Represents  9,362,500  shares  held  in the name of Gold Crown Holdings, Ltd.  However,
Mr.  Huguet  has  shared  voting  powers  with  respect to these 9,362,500 shares via proxy but which Mr. Huguet disclaims beneficial ownership.  Mr. Huguet beneficially owns 2,000,000 shares in  his  name.

     The Company believes that the beneficial owners of securities listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Shares of stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.

COMPLIANCE  WITH  SECTION  16(A)  OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934
------------------------------------------------------------------------------

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers and persons who own more than ten percent of a registered class of the Company's equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on the review of copies of such reports furnished to the Company and written representations that no other reports were required and to the best of its knowledge, during the year ended March 31, 2001, none of the Section 16(a) filing requirements applicable to the Company's officers, directors and greater than ten percent shareholders were complied with.

ITEM  12  -  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     The Company's wholly owned subsidiary, Trade-Fast, Inc., which provides management services to New World Securities, a registered broker-dealer, who licenses a securities trading platform providing securities trading services using proprietary software. New World Securities is owned by the former owners of Trade-Fast, Inc., who are significant shareholders of the Company. During the year ended March 31, 2001, the Company recognized $2,708,893 in management and transaction fees revenues from New World Securities

     Under the terms of the Share Purchase Agreement ("Agreement") with Trade-Fast, Inc., the Company agreed to loan $1,500,000 to an entity controlled by a former owner of Trade-Fast, Inc. The loan was to bear an interest rate at 6% per annum, with a term of three years. The loan was to be secured by 1,000,000 shares of the Company's common stock previously issued to the debtor. During the three months ended March 31, 2000, the Company advanced $1,000,000 to the debtor. Under the terms of the Agreement, the Company is obligated to advance an additional $500,000. The Company is in default under the terms of the Agreement. During the three months ended March 31, 2000, the Company separately advanced $225,000 to the former owners of Trade-Fast. The Company has fully reserved for all advances made to the former owners of Trade-Fast as of March 31, 2001.


ITEM  13  -  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(A)  EXHIBITS
-------------

EXHIBIT NO. DESCRIPTION

(2.1)* Share Exchange Agreement between Ballynagee Acquisition Corp. and Talk Stock With Me, Inc., dated September 8, 1999.

(2.2)* Share Purchase Agreement between the Company and Trade-Fast, Inc. and alan Cohen, dated November 30, 1999.

(2.3)* Letter Agreement between the Company, Alan Cohen, and Winford Holdings Group, Limited, dated June 8, 2000.

(2.4)* Domain Name and Website Purchase Agreement between the Company and Dan Kovatch and Kovatch Insurance for eZnow Insurance, dated as of June 9, 2000.

(2.5)*      Share Purchase  Agreement  between  the Company and Westcor Mortgage
            Inc.  and  Patricia   Kirkham and Dennis Petersen, entered  into  on
            June 22, 2000.

(3.1)* Certificate of Incorporation of Ballynagee Acquisition Corp. on July 20, 1999.

(3.2)* Certificate of Amendment to the Certificate of Incorporation of the Company changing the name of the Company to eFinancial Depot.com, Inc. and increasing the Company's authorized shares, filed on November 2, 1999.

(3.3) Certificate of Amendment of Certificate of Incorporation of the Company changing the name of the Company to Collaborative Financial Network Group, Inc., filed on June 28, 2001.

(3.4)*      Bylaws  of  the  Company.

(10.1)* 1999 Stock Option Plan (filed on March 28, 2000, as an exhibit to the Company's S-8 Registration Statement)

(10.2)* Employment Agreement between the Company and John Huguet, dated September 1, 1999.

(10.3)* Debenture Purchase Agreement between the Company and Oxford Capital Corp., dated February 2, 2000.

(10.4)* Escrow Agreement between the Company and Oxford Capital Corp., dated February 2, 2000.

(10.5)* Registration Rights Agreement between the Company and Oxford Capital Corp., dated February 2, 2000.

(10.6)*     Agreement  between the Company and JAWS Technologies, Inc. (undated)

(10.7)* Agreement between the Company and e-DGM Consulting B.V., dated March 17, 2000.

(10.8)* Agreement between the Company and CobraTech Industries, Inc., dated March 30, 2000.

(10.9)* Agreement between the Company and Cobra Capital Limited, dated March 28, 2000.

(10.10)* Employment Agreement between the Company and Dan Kovatch, dated June 9, 2000.

(10.11)* Agreement between the Company and The Merryvale Group International dated June 21, 2000.

(10.12) Employment Agreement between the Company and Paul Lemmon, dated March 31, 2001.

(10.13) Letter of Intent entered into by the Company to acquire CFNAsia, dated April 26, 2001.

(10.14) Assignment Of Debenture signed by Oxford Capital Corporation, dated May 5, 2001.

(10.15) Agreement entered into by the Company and Thomson Kernaghan and Co. Limited, dated July 4, 2001.

(20.1)*     The  Company's  Form  of  Placement  Agent  Warrant  Certificate

(20.2)*     Placement  Agent's  Warrant  -  Oxford  Capital  Corp.,  Holder

(20.3)*     The  Company's  6%  Convertible  Debenture,  dated February 2, 2000.

(21)        Subsidiaries  of  the  Company

            RJI Ventures, Inc. (formerly Talk Stock With Me, Inc.) is a 100% wholly owned subsidiary of the Company.

            Trade-Fast, Inc. is a 100% wholly  owned subsidiary  of the Company.

            FDPO Insurance (USA), Inc. is a 100% wholly owned subsidiary of the Company.

            Westcor Mortgage, Inc. is a 100% wholly owned subsidiary of the Company.

(23.1)      Consent of Certified Public Accountants, dated August 1, 2001.

(B)  REPORTS  ON  FORM  8-K

            None.

                                      SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  August  6,  2001


                     COLLABORATIVE FINANCIAL NETWORK GROUP, INC.
                     -------------------------------------------
                                  (Registrant)



By:  /s/ Paul Lemmon
     --------------------------------------------------------
     Paul  Lemmon,  President  and  Chief  Executive  Officer



By:  /s/ Christina Cepeliauskas
     ---------------------------------------------------
     Christina  Cepeliauskas,  Chief  Financial  Officer

     Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature              Capacity     Date
---------              --------     ----


 /s/ John Huguet    Director      August  6,  2001
-----------------
John  Huguet



 /s/ Randy Doten    Director      August  6,  2001
-----------------
Randy  Doten

                   COLLABORATIVE FINANCIAL NETWORK GROUP, INC.
                      (FORMERLY EFINANCIAL DEPOT.COM, INC.)
                          INDEX TO FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
Report of Independent Certified Public Accountants                          F-2

Consolidated  Balance  Sheet  at  March  31, 2001 and
March  31,  2000 and December 31, 1999                                      F-3

Consolidated  Statements  of  Income and Comprehensive
Income for the year ended March 31, 2001, three months
ended  March  31,  2000 and for the year ended December 31, 1999            F-4

Consolidated  Statements  of  Deficiency  in  Stockholders'
Equity  for the Period  January 1, 1999 through March 31, 2001              F-5

Consolidated  Statements of Cash Flows for the year ended
March 31, 2001, three months ended March 31, 2000 and for
the year ended December 31, 1999                                        F-6-F-7

Notes  to  Consolidated  Financial  Statements                      F-8 to F-27

                             STEFANOU & COMPANY, LLP
                          CERTIFIED PUBLIC ACCOUNTANTS
                                1360 Beverly Road
                                    Suite 305
                             McLean, VA  22101-3621
                                  703-448-9200
                               703-448-3515 (fax)
                                                                Philadelphia, PA
--------------------------------------------------------------------------------

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------

Board  of  Directors
Collaborative  Financial  Network  Group,  Inc.
Los  Angeles,  California

     We have audited the accompanying consolidated balance sheets of Collaborative Financial Network Group, Inc. (formerly eFinancial Depot.com, Inc.) and subsidiaries as of March 31, 2001 and 2000 and the related consolidated statements of income, comprehensive income, deficiency in stockholders' equity, and cash flows for the year ended March 31, 2001, the three month period ended March 31, 2000 and for the year ended December 31, 1999. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

     In  our  opinion,  the  consolidated financial statements referred to above
present  fairly,  in   all   material  respects,  the   financial  position  of
Collaborative Financial Network Group, Inc. (formerly eFinancial Depot.com, Inc.) and subsidiaries as of March 31, 2001 and 2000, and the results of its operations and its cash flows for the year ended March 31, 2001, the three month period ended March 31, 2000 and the year ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note N, the Company is experiencing difficulty in generating sufficient cash flow to meet it obligations and sustain its operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note N. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                 /s/  STEFANOU  &  COMPANY,  LLP
                                                 -------------------------------
                                                      Stefanou  &  Company,  LLP
                                                  Certified  Public  Accountants

McLean,  Virginia
June 28, 2001, except as to Note M, which is dated as of July 27, 2001

                         COLLABORATIVE FINANCIAL NETWORK GROUP, INC.
                           (FORMERLY EFINANCIAL DEPOT.COM, INC.)
                              CONSOLIDATED BALANCE SHEETS



                                                           March 31,    March 31,   December 31,
                                                               2001         2000            1999
                                                               ----         ----            ----
ASSETS

CURRENT  ASSETS:
Cash and equivalents                                         $  8,573    $ 24,671      $ 11,859
Accounts Receivable, less allowance for doubtful accounts      99,589      26,835       119,610
Marketable securities in brokerage accounts (Note F)                -     165,239        51,836
Prepaid expenses                                                  254      23,934        52,985
                                                            ---------    --------     ---------
TOTAL CURRENT ASSETS                                          108,416     240,679       236,290

Property  and  Equipment  -  At  Cost:
Furniture, equipment and leasehold improvements               242,135      39,740        35,176
Less: accumulated depreciation                                 55,694       4,020         4,020
                                                            ---------    --------     ---------
                                                              186,441      35,720        31,156

Financing charges, net of amortization of $39,184,
$13,889 and $ 0 at March 31, 2001, 2000 and
December 31, 1999 respectively                                196,927     236,111             -
                                                            ---------    --------     ---------
                                                            $ 491,784    $512,510     $ 267,446
                                                            =========    =========    =========

               LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

CURRENT  LIABILITIES:
Accounts Payable and accrued expenses                      $1,150,630  $   86,997     $  36,898
Unearned revenues                                                  -       30,750        30,750
Convertible Debenture (Notes C and M)                       3,200,000   2,600,000             -
Note Payable Related Parties (Note D)                       1,492,431     169,313        28,220
Income Taxes Payable                                               -            -        40,070
                                                           ----------  -----------    ---------
TOTAL CURRENT LIABILITIES                                   5,843,061   2,887,060       135,938

Deferred Income Taxes                                              -            -        44,610
Commitments  and  Contingencies  (Note  J)

DEFICIENCY  IN  STOCKHOLDER'S  EQUITY  (NOTE  H  AND  I):
Preferred  Stock, par value, $.001 per share,
10,000,000 shares authorized; none issued at
March 31, 2001,  2000 and December 31, 1999                        -            -             -
Common  Stock,  par  value,  $  .001  per  share,
100,000,000 shares authorized; 23,853,760  issued  at
March 31, 2001; 12,520,000 issued at March 31, 2000; and
12,500,000  issued  at  December  31, 1999, respectively       23,854      12,520        12,500
Additional Paid In Capital                                 21,893,872      24,980             -
Stock subscription receivable                              (1,000,000)         -              -
Retained Earnings                                         (26,269,003) (2,466,114)       96,907
Unrealized gain or (loss) on securities available
for sale (Note F)
                                                                   -       54,064       (22,509)
                                                           ----------  -----------    ---------
DEFICIENCY IN STOCKHOLDERS' EQUITY                         (5,351,277) (2,374,550)       86,898
                                                           ----------  -----------    ---------
                                                          $   491,784  $  512,510      $267,446
                                                          ============ ===========    =========

           See accompanying notes to consolidated financial statements

                   COLLABORATIVE FINANCIAL NETWORK GROUP, INC.
                      (FORMERLY EFINANCIAL DEPOT.COM, INC.)
           CONSOLIDATED STATEMENTS OF INCOME  AND COMPREHENSIVE INCOME




                                       Year Ended       For the Three Months      Year Ended
                                      March 31, 2001    ending March 31, 2000  December 31, 1999
                                      --------------    ---------------------  -----------------
REVENUES:
Consulting fees                       $           -      $      15,200           $ 1,197,813
Mortgage placement  fees                    444,809                  -                     -
Insurance commissions                         9,958                  -                     -
Management fees                           2,708,889                  -                     -
                                      --------------    ---------------------  -----------------
                                          3,163,656             15,200             1,197,813

COSTS  AND  EXPENSES:
Selling, general and administrative       9,474,186          2,606,134             1,023,355
Interest expense                            167,122             24,180                     -
Depreciation and amortization               850,931             18,106                 3,520
Impairment loss                          16,420,242                  -                     -
                                      --------------    ---------------------  -----------------
                                         26,912,481          2,648,420             1,026,875
                                      --------------    ---------------------  -----------------

OPERATING INCOME (LOSS)                (23,748,825)        (2,633,220)               170,938
Interest Income                                   -             17,651                     -
Realized gain (loss) on securities
available  for sale                        (54,064)              7,938              (32,203)
                                      --------------    ---------------------  -----------------
Net income (loss) before taxes         (23,802,889)        (2,607,631)               138,735
Income (tax) benefit                              -             44,610              (75,350)
                                      --------------    ---------------------  -----------------
NET INCOME (LOSS)                     $(23,802,889)      $ (2,563,021)           $    63,385
                                      ==============    =====================  =================

Other Comprehensive income,
net of tax
Unrealized gain (loss) from
available for sale securities                     -             76,573              (22,509)
                                      --------------    ---------------------  -----------------
Comprehensive Income (loss)           $(23,802,889)      $ (2,486,448)          $     40,876
                                      ==============    =====================  =================

Net income per common share
(Basic and fully diluted)             $      (1.31)      $      (0.21)          $       0.00
                                      ==============    =====================  =================

Weighted average common
shares outstanding                       18,181,880         12,510,000            12,500,000


           See accompanying notes to consolidated financial statements

                            COLLABORATIVE FINANCIAL NETWORK GROUP, INC.
                               (FORMERLY EFINANCIAL DEPOT.COM, INC.)
                   CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                        FOR THE PERIOD JANUARY 1, 1999 THROUGH MARCH 31, 2001



                                                                                             UNREALIZED
                                                                                             GAIN (LOSS)
                                                                  ADDITIONAL         STOCK   ON SECURITIES RETAINED
                                             COMMON      STOCK      PAID IN      SUBSCRIPTION AVAILABLE    EARNINGS
                                             SHARES      AMOUNT     CAPITAL       RECEIVABLE  FOR SALE    (DEFICIT)     TOTAL
                                             ----------  ------     -------       ----------  -------     -----------  -----------
BALANCE AT DECEMBER 31, 1998                     1,000     $    10   $       990  $       -   $   7,635   $    45,022  $    53,657

Shares issued in connection with
merger of Ballynagee Acquisition Corp.
and RJI Ventures, Inc. (Note B)              2,000,000       2,000             -          -           -             -        2,000
Retirement of RJI Ventures, Inc. shares        (1,000)        (10)         (990)          -           -             -      (1,000)
Shares retained by former Ballynagee
Acquisition  Corp. shareholders                500,000         500             -          -           -         (500)            -
Ballynagee Acquisition Corp Adjustment, net          -           -             -          -           -       (1,000)      (1,000)
Unrealized gain (loss) on securities
available for sale                                   -           -             -          -    (30,144)             -     (30,144)
Stock dividend                              10,000,000      10,000             -          -           -      (10,000)            -
Net income                                           -           -             -          -           -        63,385       63,385
                                        --------------   ---------  ------------  ---------   ---------   -----------   ----------
BALANCE AT DECEMBER 31, 1999                12,500,000      12,500             -          -    (22,509)        96,907       86,898

Shares issued in exchange for
cash in connection with a private
placement @ $1.25 per share                     20,000          20        24,980          -           -             -       25,000
Net loss                                             -           -             -          -           -   (2,563,021)  (2,563,021)
Unrealized gain (loss) on securities
available for sale, net                              -           -             -          -      76,573             -       76,573
                                        --------------   ---------  ------------  ---------   ---------   -----------   ----------
BALANCE AT MARCH 31, 2000                   12,520,000      12,520        24,980          -      54,064   (2,466,114)  (2,374,550)

Exchangeable shares issued in
connection with the acquisition of Westcor
Mortgage, Inc. (Note B)                              -           -       908,724          -           -             -      908,724
Shares issued to Debenture Holder
as security (Note C)                           500,000         500             -          -           -             -          500
Shares issued  in exchange for cash
in connection with a private placement
@ $1.25 per share                               33,000          33        41,217          -           -             -       41,250
Shares issued to consultants in
exchange for services rendered               2,415,880       2,416     4,520,214          -           -             -    4,522,630
Shares issued in connection with
acquisition of Trade-Fast, Inc. (Note B)     5,000,000       5,000    13,255,730          -           -             -   13,260,730
Shares issued in exchange for issued in
exchange for note receivable                 1,000,000       1,000       999,000 (1,000,000)          -             -            -
Shares issued in exchange for debt           2,384,880       2,385     2,144,007          -           -             -    2,146,392
Unrealized gain (loss) on securities
available for sale , net                             -           -             -          -    (54,064)             -     (54,064)
Net loss                                             -           -             -          -           -  (23,802,889) (23,802,889)
                                        --------------   ---------  ------------  ---------   ---------   -----------   ----------
BALANCE AT MARCH 31, 2001                   23,853,760   $  23,854  $ 21,893,872 $(1,000,000) $       - $(26,269,003) $(5,351,277)
                                        ==============   =========  ============ ============ ========= ============= ============

                                     See accompanying notes to consolidated financial statements

                                   COLLABORATIVE FINANCIAL NETWORK GROUP, INC.
                                     (FORMERLY EFINANCIAL DEPOT.COM, INC.)
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                For the Year      For the Three
                                                                 Ended            Months ending     For the Year Ended
                                                                March 31, 2001    March 31, 2000    December 31, 1999
INCREASE (DECREASE) IN CASH AND EQUIVALENTS
Cash flows from operating activities
Net income (loss) for the year                                  $   (23,802,889)  $   (2,563,021)    $           63,385
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation and amortization                                            850,931           18,106                 3,520
Shares issued for services rendered                                    4,522,630                -                     -
Shares issued for reduction of debt                                            -                -                     -
Provision for uncollectible accounts receivable                                -                -               358,310
Loss (gain) on sale of securities                                         54,064          (7,938)                32,203
Available for sale securities received for services rendered                   -                -             (337,739)
(Increase) decrease in:
Accounts receivable                                                     (72,754)           92,775             (460,420)
Advances and prepaid expenses, net                                        23,680           71,344              (35,005)
Accrued tax benefits                                                           -                -              (17,980)
Marketable securities                                                    165,239        (113,403)               (6,986)
Impairment charge, net                                                15,315,751                -                     -
Increase(decrease) in:
Accounts payable and accrued expenses, net                             1,063,633           50,099                35,964
Deferred tax expense                                                           -         (44,610)                34,210
Income tax payable                                                             -         (40,070)                34,800
Unearned revenue                                                        (30,750)                -                30,750
                                                                 ----------------  ---------------   ------------------
NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES                     (1,910,465)      (2,536,718)             (264,988)
Cash flows from investing activities:
Stock Subscriptions Receivable                                                 -                -                     -
Proceeds from available for sale securities                                    -           38,001               275,401
Capital expenditures, net of disposals                                         -          (4,564)               (7,462)
                                                                 ----------------  ---------------   ------------------
NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES                               -           33,437               267,939
Cash flows from financing activities:
Proceeds from sales of common stock, net of costs                         41,250           25,000                     -
Proceeds from loans from stockholders                                  1,323,118          141,093                 2,472
Repayment of stockholder loans                                                 -                -                     -
Proceeds of convertible debentures                                       530,000        2,350,000                     -
                                                                 ----------------  ---------------   ------------------
NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES                       1,894,368        2,516,093                 2,472
NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS                         (16,098)           12,812                 5,423
Cash and equivalents at beginning of year                                 24,671           11,859                 6,436
                                                                 ----------------  ---------------   ------------------
Cash and equivalents at end of year                              $         8,573   $       24,671    $           11,859
                                                                 ================  ===============   ==================

                                See  accompanying  notes  to  consolidated  Financial  Statements


                   COLLABORATIVE FINANCIAL NETWORK GROUP, INC.
                      (FORMERLY EFINANCIAL DEPOT.COM, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                      For the Three
                                                 For the Year Ended   Months ending .     For the Year Ended
                                                   March 31, 2001     March 31, 2000       December 31, 1999
                                                   --------------     --------------      ------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest           $          -        $          -        $               -
Cash paid during the period for taxes                         -                   -                        -
Shares issued for services rendered                   4,522,630                   -                        -
Shares issued for debt reduction                      2,146,392                   -                        -
Acquisition:
  Assets acquired                                             -                   -                        -
  Goodwill                                           15,260,812                   -                        -
  Accumulated deficit                                         -                   -                        -
  Liabilities assumed                                 (600,000)                   -                    1,910
  Excess Liabilities assumed over assets acquired     (491,358)                   -                  (1,410)
  Common stock issued                              (14,169,454)                   -                    (500)
                                                   --------------     --------------      ------------------
Net cash paid for acquisition                      $          -        $          -        $               -
                                                   ==============     ==============      ==================

                                 See accompanying notes to consolidated Financial Statements



                   COLLABORATIVE FINANCIAL NETWORK GROUP, INC.
                      (FORMERLY EFINANCIAL DEPOT.COM, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  A-SUMMARY  OF  ACCOUNTING  POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

Business  and  Basis  of  Presentation
--------------------------------------

On September 20, 1999, RJI Ventures, Inc., formerly Talk Stock With Me, Inc. ("RJI") completed a merger with Ballynagee Acquisition Corp. ("Ballynagee") , in a transaction accounted for using the purchase method of accounting. Subsequent to the merger, Ballynagee was re-named eFinancial Depot.com, Inc. and changed its name to Collaborative Financial Network Group, Inc. ("Company") in June, 2001 From its inception, Ballynagee was an inactive corporation with no significant assets or operations. From its inception in September, 1998, RJI has developed, marketed and operated an internet web site devoted to the research of
U. S. and Canadian equity issues. Effective with the merger, all previously outstanding common stock of RJI was exchanged for common stock of Ballynagee , resulting in the previous security holders of RJI owning approximately 80% of the voting stock of the Company in an exchange ratio of 1 share of RJI common stock for 2,000 shares of Ballynagee common stock.

In accordance with APB Opinion 16, the consolidated financial statements include the accounts of RJI as the acquiring entity and Ballynagee Acquisition Corp. as the wholly owned subsidiary. Significant intercompany transactions have been eliminated in consolidation.

The total purchase price and carrying value of net assets acquired by RJI of Ballynagee Acquisition Corp. was $500. The net assets acquired were as follows:

                    Net assets            $           -
                    Accumulated Deficit           1,910
                    Net Liabilities             (1,410)
                                          -------------
                                          $         500
                                          =============

As Ballynagee Acquisition Corp. was an inactive corporation with no significant operations, the Company recorded the carryover historical basis of net tangible assets acquired, which did not differ materially from their historical cost The results of operations subsequent to the date of acquisition are included in the Company's consolidated statement of losses.

The Company, which is incorporated under the state laws of Delaware, is an Internet financial portal, offering a full spectrum of financial services and investment information on the World Wide Web. The Company is developing a proprietary information system consisting of integrated financial web pages and featuring an online investment-related community through Talk-stock.com ("Talk Stock"), management services to a broker dealer of securities through Trade-Fast, Inc. ("Trade-Fast"), mortgage services through Westcor Mortgage,
Inc. ("Westcor") and commercial insurance brokerage services through Eznow Insurance, Inc. ("Eznow") These activities are conducted primarily in North America.

                   COLLABORATIVE FINANCIAL NETWORK GROUP, INC.
                      (FORMERLY EFINANCIAL DEPOT.COM, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  A-SUMMARY  OF  ACCOUNTING  POLICIES(CONTINUED)

The consolidated financial statements include the accounts of the Company, and its wholly owned subsidiaries, Westcor Mortgage, Inc., Eznow Insurance, Inc. and Trade-Fast, Inc. Significant intercompany transactions have been eliminated in consolidation.

Change  in  Year  End
---------------------

In March 2000, the Company's Board of Directors approved a change in the fiscal year end of the Company from December 31, to March 31, effective with the year beginning April 1, 2000. A three-month transition period from January 1, 2000 through March 31, 2000 (the "Transition Period") precedes the start of the 2001 fiscal year. "2001" and "2000" refer to the respective years ended March 31, the Transition Period refers to the three months ended March 31, 2000.

Liquidity
---------

The Company's efforts have been principally devoted to developing its Internet financial portal and related financial services businesses. To date, the Company has incurred expenses, and has sustained losses. As shown in the accompanying financial statements, the Company incurred a net loss of $ 23,802,889 during the year ended March 31, 2001 and $2,563,021 during the three months ended March 31, 2000. The Company's current liabilities exceeded its current assets by $ 5,734,645 as of March 31, 2001.

Revenue  Recognition
--------------------

The Company's contracts frequently call for a lump sum at the time the contract is signed followed by monthly billings for services rendered. The lump sum payment, which is to be paid either in cash or common stock, in non-refundable Therefore, the cash or fair market value of the common stock received is reflected in income at the time the contract is signed. The contracts call for monthly service fees to be paid at the beginning of each month with the first and last month's fees due at the time the contract is signed. The unearned portion of these fees is accounted for as deferred income and included in liabilities.

Commissions from mortgage brokering are recognized when the lending institution and client have finalized an agreement to provide mortgage funds. Brokerage fees, application fees and direct expense reimbursements received in advance of a final agreement are recorded as unearned revenue.

Management fees are recognized as revenues as services are rendered in accordance with the respective management agreement.

                   COLLABORATIVE FINANCIAL NETWORK GROUP, INC.
                      (FORMERLY EFINANCIAL DEPOT.COM, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  A-SUMMARY  OF  ACCOUNTING  POLICIES  (CONTINUED)

Advertising
-----------

The Company follows the policy of charging the costs of advertising to expenses incurred. For the year ended March 31, 2001 and the three months ended March 31, 2000, advertising costs were $35,268 and $12,531, respectively.

Marketable  Securities
----------------------

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

Property  and  Equipment
------------------------

For financial statement purposes, property and equipment are depreciated using the straight-line method over their estimated useful lives of three to five years. The straight-line method of depreciation is also used for tax purposes.


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

                   COLLABORATIVE FINANCIAL NETWORK GROUP, INC.
                      (FORMERLY EFINANCIAL DEPOT.COM, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  A-SUMMARY  OF  ACCOUNTING  POLICIES  (CONTINUED)

Cash  Equivalents
-----------------

For purposes of the Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents.

Goodwill  and  Other  Intangibles
---------------------------------

Goodwill represents the excess of the purchase price over the fair value of acquired companies and is being amortized on a straight-line basis over a period not exceeding ten years. Should events or circumstances occur subsequent to the acquisition of a business which bring into question the realizable value or impairment of the related goodwill, the Company will evaluate the remaining useful life and balance of goodwill and make adjustments, if required. The Company's principal consideration in determining an impairment includes the strategic benefit to the Company of the particular asset or assets as measured by discounted current and expected future operating income of that specified group of assets and expected discounted future cash flows. Should impairment be identified, a loss would be reported to the extent that the carrying value of the related goodwill exceeds the fair value of that goodwill based upon the expected discounted future cash flows. All goodwill relating to acquisitions has been expensed during the year ended March 31, 2001 (see Note B).

Long-Lived  Assets
------------------

The  Company  has  adopted  Statement  of Financial Accounting Standards No. 121
(SFAS 121). The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS 121 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

Foreign  Currency  Translation
------------------------------

The Company translates the foreign currency financial statements of its Canadian subsidiary in accordance with the requirements of SFAS No. 52, "Foreign Currency Translation". Assets and liabilities are translated at current exchange rates, and related revenue and expenses are translated at average exchange rates in effect during the period. Resulting translation adjustments are recorded as a separate component in stockholders' equity. Foreign currency transaction gains and losses are included in the statement of income.

                   COLLABORATIVE FINANCIAL NETWORK GROUP, INC.
                      (FORMERLY EFINANCIAL DEPOT.COM, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  A-SUMMARY  OF  ACCOUNTING  POLICIES  (CONTINUED)

Use  of  Estimates
------------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly actual results could differ from those estimates.

Concentrations  of  Credit  Risk
--------------------------------

Financial instruments and related items which potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company's customers are not geographically concentrated and it periodically reviews its trade receivables in determining its allowance for doubtful accounts. The allowance for doubtful accounts was $ 401,935 at March 31, 2001 and 2000, respectively.

Stock  Based  Compensation
--------------------------

The Company accounts for stock transactions in accordance with APB Opinion 25, "Accounting for Stock Issued to Employees." In accordance with statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," the Company has adopted the proforma disclosure requirements.

Segment  Information
--------------------

The Company adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131") in the year ended December 31, 1998. SFAS 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions how to allocate resources and assess performance. The information disclosed herein, materially represents all of the financial information related to the Company's principal operating segments.

                   COLLABORATIVE FINANCIAL NETWORK GROUP, INC.
                      (FORMERLY EFINANCIAL DEPOT.COM, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  A-SUMMARY  OF  ACCOUNTING  POLICIES  (CONTINUED)

New  Accounting  Pronouncements
-------------------------------

The Company adopted Statement of Financial Accounting Standards No. 132, Employers' Disclosures about Pension and Other -Post Employment Benefits ("SFAS 132") in the year ended December 31, 1999. SFAS 132 establishes disclosure requirements regarding pension and post employment obligations. SFAS 132 does
not  affect  the  Company  as  of   December  31,  1999.

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

The Company adopted Statement of Financial Standards No. 133, Accounting for Derivative Instruments and for Hedging Activities ("SFAS 133") in the year ended December 31, 1999. SFAS 133 requires that certain derivative instruments be recognized in balance sheets at fair value and for changes in fair value to be recognized in operations. Additional guidance is also provided to determine when hedge accounting treatment is appropriate whereby hedging gains and losses are offset by losses and gains related directly to the hedged item. SFAS 133's impact on the Company's consolidated financial statements is not expected to be material as the Company has not historically used derivative and hedge instruments.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (" SAB 101"), Revenue Recognition in Financial Statements, which will become effective December 31, 2000. The Company does not expect the standard to have a material effect on its financial condition or operating results.

In March 2000, the Financial Accounting Standards Board issued interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25". FIN 44 clarifies the application of APB No. 25 for (a) the definition of employee for purposes of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 2, 2000 but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. The adoption of FIN 44 did not have an affect on the Company's financial statements but may impact the accounting for grants or awards in future periods.

                   COLLABORATIVE FINANCIAL NETWORK GROUP, INC.
                      (FORMERLY EFINANCIAL DEPOT.COM, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  A-SUMMARY  OF  ACCOUNTING  POLICIES  (CONTINUED)

Loss  Per  Share
----------------

The Company has adopted Statement of Financial Accounting Standard No. 128, "Earnings Per Share," specifying the computation, presentation and disclosure requirements of earnings per share information. Basic earnings per share has been calculated based upon the weighted average number of common shares outstanding. Stock options and warrants have been excluded as common stock equivalents in the diluted earnings per share because they are either antidilutive, or their effect is not material. There is no effect on earnings per share information for the years ended March 31, 2001, three months ended March 31, 2000 and the year ended December 31, 1999 relating to the adoption of this standard.

Reclassifications
-----------------

Certain reclassifications have been made in prior years' financial statements to conform to classifications used in the current year.

NOTE  B  -  BUSINESS  COMBINATIONS

RJI  Ventures,  Inc.
--------------------

On September 20, 1999, RJI Ventures, Inc., formerly Talk Stock With Me, Inc. ("RJI") completed a merger with Ballynagee Acquisition Corp. ("Ballynagee"), in a transaction accounted for using the purchase method of accounting. Subsequent to the merger, Ballynagee was re-named eFinancial Depot.com, Inc. ("Company"). From its inception in April, 1997, Ballynagee was an inactive corporation with no significant assets or operations. From its inception in September 1998, RJI has developed, marketed and operated an Internet web site devoted to the research of U.S. and Canadian equity issues. Effective with the merger, all previously outstanding common stock of RJI was exchanged for common stock of Ballynagee, resulting in the previous security holders of RJI owning approximately 80% of the voting stock of the Company in an exchange ratio of 1 share of RJI common stock for 2,000 shares of Ballynagee common stock.

The total purchase price and carrying value of net assets acquired by RJI of Ballynagee Acquisition Corp. was $500. The net assets acquired were as follows:

                    Net assets            $           -
                    Accumulated Deficit           1,910
                    Net Liabilities             (1,410)
                                          -------------
                                          $         500
                                          =============

                   COLLABORATIVE FINANCIAL NETWORK GROUP, INC.
                      (FORMERLY EFINANCIAL DEPOT.COM, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  B  -  BUSINESS  COMBINATIONS  (CONTINUED)

As Ballynagee Acquisition Corp. was an inactive corporation with no significant operations, the Company recorded the carryover historical basis of net tangible assets acquired, which did not differ materially from their historical cost. The results of operations subsequent to the date of acquisition are included in the Company's consolidated statement of losses.

Trade-Fast,  Inc
----------------

On June 8, 2000 the Company acquired in an exchange for 5,000,000 shares of the Company's unregistered common stock Trade-Fast, Inc. in a transaction accounted for using the purchase method of accounting. The total purchase price and carrying value of the net assets acquired and liabilities assumed of Trade-Fast, Inc. were as follows:

         Stock issued                                       $13,260,730
         Excess of liabilities assumed over assets acquired     419,931
                                                            -----------
                                                            $13,680,661

The Company has recorded the carryover basis of the net assets acquired, which did not differ materially from their fair value. The results of operations subsequent to the date of acquisition are included in the Company's consolidated statement of losses.


Westcor  Mortgage,  Inc
-----------------------

On July 6, 2000 the Company completed the acquisition of Westcor Mortgage, Inc. in an exchange for promissory notes totaling $592,636, a retainage holdback of $ 7,364 and 295,520 of newly issued exchangeable shares of Westcor's unregistered common stock in a transaction accounted for using the purchase method of accounting. The exchangeable shares are exchangeable into the Company's common stock on a one for one basis. The total purchase price and carrying value of the net assets acquired and liabilities assumed of Westcor Mortgage, Inc. were as follows:

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
                                                          ============

                   COLLABORATIVE FINANCIAL NETWORK GROUP, INC.
                      (FORMERLY EFINANCIAL DEPOT.COM, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  B  -  BUSINESS  COMBINATIONS  (CONTINUED)

The Company has recorded the carryover basis of the net assets acquired, which did not differ materially from their fair value. The results of operations subsequent to the date of acquisition are included in the Company's consolidated statement of losses.


Impairment  Charge
------------------

During the year ended March 31, 2001, the Company recorded a charge of $12,753,685 and $ 1,419,257 for goodwill impairment related to its Trade-Fast, Inc. and Westcor Mortgage, Inc. subsidiaries, respectively. Both subsidiaries experienced significant changes in market conditions, which led to substantial declines in sales, operating margins and cash flows. In addition, the Company recorded a charge of $ 2,247,300 for impairment related to the development of the Company's interactive internet web site. Management determined that a significant impairment of the intangible assets had occurred and an impairment charge was required because estimated fair value was less than the carrying value of the assets.

Accordingly, the Company recognized an asset impairment loss of $16,420,242 the carrying value of the assets, as of March 31, 2001.

NOTE  C-  CONVERTIBLE  DEBENTURES

<BTB>

                                               MARCH 31, 2001     MARCH 31, 2000     DECEMBER 31, 1999
                                               --------------     --------------     -----------------
Convertible  debenture, interest at
6% per annum, payable annually in cash
or common stock at the option of the holder.  $    3,200,000      $    2,600,000     $              -
                                              ===============     ==============     =================

The debenture pays the holders of the debenture 6%, payable annually redeemable at the option of the Company after one year of issuance and once the average daily closing price of the Company's common stock is $10.00 per share for twenty
(20) consecutive trading days. The convertible debenture is convertible at the option of the holder of such debenture at any time after March 2, 2000 at a price per share equal to the lesser of (i) 80% of the average closing bid price of the Company's common stock for five days proceeding the date of conversion notice is tendered, or (ii) five ($5.00) dollars per share. In no event shall the conversion price be lower than $3.00 per share.

                   COLLABORATIVE FINANCIAL NETWORK GROUP, INC.
                      (FORMERLY EFINANCIAL DEPOT.COM, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  C-  CONVERTIBLE  DEBENTURES  (CONTINUED)

In connection with the debenture, the Company issued 500,000 shares of the Company's restricted common stock as security for repayment of the debenture and a warrant expiring in June 30, 2003 to the Holder to purchase 250,000 shares of the Company's common stock at $5.00 per share.

As of the date of the financial statements the Company is in default under the terms of the debenture. (see Note M)

NOTE  D-RELATED  PARTY  TRANSACTIONS


                                                           MARCH 31,
                                                               2001     MARCH 31, 2000     DECEMBER 31, 1999
                                                               ----     --------------     -----------------
Note  Payable  due  to  the  Company's  Chairman
repayment  terms  defined,  bears  no  interest        $    176,836     $      78,862      $             -
Unsecured demand loan  from an  entity  controlled
by  the  Company's  Chairman,  bears  no  interest.         100,000            90,451                    -
Note  Payable  due  to  Company  consultant, no
repayment terms defined, bears no interest.                 587,607                 -               28,220
Note  Payable  due to  entities  controlled by the
Company's Chairman, no repayment terms
defined, and bears no interest.                              26,876                 -                    -
Note Payable  due  to  Westcor's  President, due on
demand interest accrues at 12% per annum.                   105,016                 -                    -
Note Payable due  to Westcor's  Vice  President,
due  on  demand  interest  accrues  at  12%  per
annum.                                                        3,460                 -                    -
Note  payable  to  former  owners  of  Westcor,  no
interest;  the Company currently in  default under
the  terms  of  the  note                                    492,636                -                    -
                                                     ---------------    --------------     ---------------
                                                           1,492,431          169,313               28,220
Less: current portion                                    (1,492,431)        (169,313)             (28,220)
                                                     ---------------    --------------     ---------------
                                                     $            -     $           -      $             -
                                                     ===============    ==============     ===============

                   COLLABORATIVE FINANCIAL NETWORK GROUP, INC.
                      (FORMERLY EFINANCIAL DEPOT.COM, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  D-RELATED  PARTY  TRANSACTIONS  (CONTINUED)

The Company's wholly owned subsidiary, Trade-Fast, Inc., which provides management services to New World Securities, a registered broker-dealer, who licenses a securities trading platform providing securities trading services using proprietary software. New World Securities is owned by the former owners of Trade-Fast, Inc., who are significant shareholders of the Company. During the year ended March 31, 2001, the Company recognized $2,708,889 in management and transaction fees revenues from New World Securities

Under the terms of the Acquisition Agreement ("Agreement") of Trade-Fast (see Note B), the Company agreed to loan $1,500,000 to an entity controlled by a former owner of Trade-Fast. The loan was to bear an interest rate at 6% per annum, with a term of three years. The loan was to be secured by 1,000,000 shares of the Company's common stock previously issued to the debtor. During the three months ended March 31, 2000, the Company advanced $1,000,000 to the debtor. Under the terms of the Agreement, The Company is obligated to advance an additional $500,000. The Company is in default under the terms of the Agreement. During the three months ended March 31, 2000, the Company separately advanced $225,000 to the former owners of Trade-Fast.

The Company has fully reserved for all advances made to the former owners of Trade-Fast as of March 31, 2001.

NOTE  E-INCOME  TAXES

The Company has adopted Financial Accounting Standard Number 109 ("FAS 109) which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.

For income tax reporting purposes, the Company's aggregate unused net operating losses approximate $26,200,000, which expire through 2021. The deferred tax asset related to the carryforward is approximately $8,800,000. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will be realized.

                   COLLABORATIVE FINANCIAL NETWORK GROUP, INC.
                      (FORMERLY EFINANCIAL DEPOT.COM, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  E-INCOME  TAXES  (CONTINUED)

The provision for income taxes at March 31, 2001, March 31, 2000 and December 31,1999 consists of the following:

             MARCH 31, 2001     MARCH 31, 2000     DECEMBER 31, 1999
             --------------     --------------     -----------------
Current:
 Federal     $            -     $           -       $         27,600
 State                    -                 -                  7,200
             --------------     --------------     -----------------
                          -                 -                 34,800

Deferred Tax
 Federal     $            -     $    (41,260)       $         37,200
 State                    -           (3,350)                  3,350
             --------------     --------------     -----------------
                          -          (44,610)                 40,550
             --------------     --------------     -----------------
             $            -          (44,610)                 75,350
             ==============     ==============     =================

The deferred tax liability at December 31, 1999 is the result of differences in depreciation for tax and financial statement presentation purposes.

Components  of  deferred  tax  assets  are  as  follows:


                                                 March 31, 2001     March 31, 2000     December 31, 1999
                                                 --------------     --------------     -----------------
Unrealized loss on securities available for sale  $                  $           -      $         17,980
Net operating loss carryforward                       8,800,000            800,000                     -
Valuation allowance                                 (8,800,000)          (800,000)                     -
                                                    -----------     --------------     -----------------
Net deferred tax asset                            $           -     $           -       $         17,980
                                                 ==============     ==============     =================


NOTE  F-  MARKETABLE  SECURITIES

During the year ended December 31, 1999, the Company received securities from customers in exchange for consulting services. The securities received are recorded at fair market value and are classified as available-for-sale. Securities classified as available-for-sale may be sold in response to changes in interest rates, liquidity needs, and for other purposes. The Company does not currently have any held-to-maturity or trading securities. None of the securities held have been included in cash equivalents.

                   COLLABORATIVE FINANCIAL NETWORK GROUP, INC.
                      (FORMERLY EFINANCIAL DEPOT.COM, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  F-  MARKETABLE  SECURITIES  (CONTINUED)

Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported net of tax as a separate component of stockholder's equity. Realized gains and losses for securities classified as available-for-sale are reported in earnings based upon the adjusted cost of the specific security sold.

Marketable  securities  consisted  of  the  following  :





                                          MARCH 31, 2001   MARCH 31, 2000   DECEMBER 31, 1999
                                          ---------------  ---------------  -------------------
Fair market value on date acquired, net.  $             -  $        88,666  $           92,325
Fair market value at end of period, net.                -          165,239              51,836
                                          ---------------  ---------------  -------------------
Unrealized gain (loss), net                             -           76,513             (40,489)
Deferred income tax asset (liability)                   -                -              17,980
                                          ---------------  ---------------  -------------------
                                          $             -  $        76,573  $          (22,509)
                                          ===============  ===============  ===================

NOTE  G-MAJOR  CUSTOMERS

There were no significant customers for the year ended March 31, 2001 or for the three months ended March 31, 2000. Revenue from three (3) major customers approximated $366,000 or 30.5% of sales for the year ended December 31, 1999.

NOTE  H  -  CAPITAL  STOCK

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

                   COLLABORATIVE FINANCIAL NETWORK GROUP, INC.
                      (FORMERLY EFINANCIAL DEPOT.COM, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  H  -  CAPITAL  STOCK  (CONTINUED)

Immediately following the merger, Ballynagee Acquisition Corp. was renamed eFinancial Depot. Com, Inc. and in June, 2001, the Company's name was changed to Collaborative Financial Network Group, Inc.

In December, 1999, the Company's Board of Directors approved a four (4) share for one (1) common stock dividend. Share amounts presented in the consolidated balance sheets and consolidated statements of stockholders' equity reflect the actual share amounts outstanding for each period presented.

NOTE  I-STOCK  OPTIONS  AND  WARRANTS

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to a key employees and Directors of the Company




                                  Number       Weighted Average        Number of
                                  of shares       Exercise Price  Shares Exercisable
                                  ---------    -----------------  ------------------
OUTSTANDING AT DECEMBER 31, 1999           -   $               -                  -
                                  ==========   =================   ================
Granted                            1,635,000                 .25          1,635,000
Exercised                                  -                   -                  -
Cancelled                                  -                   -                  -
                                  ----------   -----------------  -----------------
OUTSTANDING AT MARCH 31, 2000      1,635,000                   -          1,635,000
                                  ==============================  =================
Granted                                    -                   -                  -
Exercised                                  -                 .25                  -
Cancelled                                  -                   -                  -
                                  ----------   ------------------  ----------------
OUTSTANDING AT MARCH 31, 2001      1,635,000  $              .25          1,635,000
                                  ==========  ==================   ================

For disclosure purposes the fair value of each stock option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for stock options granted during the year ended March 31, 2001 and three months ended March 31, 2000, respectively: annual dividends of $0.00 for both years, expected volatility of 50%, risk free interest rate of 6.0% an expected life of two years for all grants. The weighted-average fair values of the stock options granted during the year ended March 31, 2001 and the three months ended March 31, 2000 were $ .00 and $.08, respectively.

                   COLLABORATIVE FINANCIAL NETWORK GROUP, INC.
                      (FORMERLY EFINANCIAL DEPOT.COM, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE  I-STOCK  OPTIONS  AND  WARRANTS  (CONTINUED)

If the Company recognized compensation cost for the employee stock option plan in accordance with SFAS No. 123, the Company's pro forma net loss and net loss per share would have been $(2,693,821) and $(.22) for the three months ended March 31, 2000.

NOTE  J  -  COMMITMENTS  AND  CONTINGENCIES

Lease  Commitments
------------------

The Company leases office space on a month-to-month basis in Los Angeles, California from an entity controlled by an individual related to a significant shareholder of the Company. The Company also subleases office space in Vancouver, British Columbia from an entity whose significant shareholder is an officer of the CompanyThe Company also subleases office space in Calgary, Alberta as well as Garden City, New York. The future minimum annual lease payments in excess of one year were as follows:

                                 Year               Amount
                                 ----             --------
                                 2001             $227,013
                                 2002              205,182
                                 2003              166,418
                                 2004 and after    303,846
                                                  --------
                                                  $902,459
                                                  ========

Operating  Leases
-----------------

The Company leases office equipment for its' operations in Calgary Alberta. The future minimum annual lease payments in excess of one year were as follows:

                                 Year               Amount
                                 ----             --------
                                 2001             $ 10,734
                                 2002               15,217
                                 2003               11,301
                                 2004 and after     27,491
                                                  --------
                                                  $ 64,743
                                                  ========

                   COLLABORATIVE FINANCIAL NETWORK GROUP, INC.
                      (FORMERLY EFINANCIAL DEPOT.COM, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  J  -  COMMITMENTS  AND  CONTINGENCIES  (CONTINUED)

Litigation
----------

In October 1999, DLN Financial filed a complaint against the Company and Trade-Fast, Inc. in San Diego Superior Court. The complaint alleges a breach of contract and seeks payment of $2,800,000, plus costs and attorney's fees. The Company believes that it has meritorious defenses and it intends to vigorously defend itself against the Plaintiff's claims. Management believes the ultimate outcome of this matter will not have a material adverse effect on the Company's consolidated financial position or results of operations.

The Company is also subject to other legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters will not have material adverse effect on its financial position, results of operations or liquidity.

Consulting/Employment  Agreements
---------------------------------

The Company has employment agreements with the Company's President and Chief Executive Officer, Chairman of the Board of Directors, Chief Technology Officer, Chief Operating Officer and the former owners of Westcor Mortgage, Inc. In addition to salary and benefit provisions, the agreement includes defined commitments should the employee terminate the employment with or without cause.

The Company has consulting agreements with outside contractors, certain of whom are also Company stockholders. The Agreements are generally for a term of 12 months from inception and renewable automatically from year to year unless either the Company or Consultant terminates such engagement by written notice.


License  and  Royalty  Agreements
---------------------------------

The Company has entered into a Royalty Agreement with an entity controlled by significant shareholders of the Company. The Agreement, which allows the Company to use proprietary 'day trading' software, requires royalty payments priced on a per trade basis. The Agreement has no fixed term and is contingent upon use of the software.

                   COLLABORATIVE FINANCIAL NETWORK GROUP, INC.
                      (FORMERLY EFINANCIAL DEPOT.COM, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  J  -  COMMITMENTS  AND  CONTINGENCIES  (CONTINUED)

Trade-Fast  Management  Services  Agreement  and  Development
-------------------------------------------------------------

The Company has entered into an informal management services agreement with the former owners of Trade-fast, Inc. pursuant to which the Company will pay fees equal to 30% in 2001, and 20% thereafter of net profits (as defined) earned by the Trade-Fast, Inc. subsidiary.

In accordance with the Trade-Fast Acquisition Agreement (see Note B), the Company is obligated to invest $2,500,000, subject to adjustments, in the further development of the Trade-Fast business segment.

Subject to certain conditions and regulatory approvals, the Company has an option to purchase New World Securities, Inc., from its owners for $ 1, and other good and valuable consideration (see Note B)

NOTE  K-NET  INCOME  PER  COMMON  SHARE

The following table presents the computation of basic and diluted income per share:


                                                 MARCH 31, 2001     MARCH 31, 2000     DECEMBER 31, 1999
                                                 ---------------     --------------    -----------------
Net income available for common shareholders     $  (23,802,889)    $ (2,563,021)      $          63,385
                                                 ===============     ==============    =================
Basic and fully diluted income per share         $        (1.31)    $      (0.21)      $            0.00
                                                 ===============    ==============     =================
Weighted average common shares outstanding            18,181,880        12,510,000            12,500,000
                                                 ===============    ==============    ==================

Net income per share is based upon the weighted average number of shares of common stock outstanding In September, 1999, RJI shareholders exchanged for common stock of the Ballynagee Acquisition Corp. "Ballynagee") 1 share of RJI common stock for 2,000 shares of the Ballynagee common stock (See Note A). In December 1999, a four (4) for one (1) stock dividend of the Company's common stock was effected (See Note H). Accordingly, all historical weighted average share and per share amounts have been restated to reflect this merger and the stock dividend

NOTE  L-SEGMENT  INFORMATION

The Company's operations are classified into three reportable segments: real estate financial services (including insurance activities), management services and consulting fees. The Company's three reportable segments are managed separately based on fundamental differences in their operations.

                   COLLABORATIVE FINANCIAL NETWORK GROUP, INC.
                      (FORMERLY EFINANCIAL DEPOT.COM, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  L-SEGMENT  INFORMATION  (CONTINUED)

The real estate financial services segment places mortgages secured by residential and commercial real estate to customers located primarily in Canada. The segment also provides insurance services to those customers.

The management services segment provides services to New World Securities, a registered broker-dealer, who licenses a securities trading platform providing securities trading services using proprietary software. The segment's customers are located primarily in North America.

The consulting segment develops, markets and operates an internet web site devoted to the research of U.S. and Canadian equity issues. The segment's customers are located primarily in North America.

Segment operating income is total segment revenue reduced by operating expenses identifiable with that business segment. Corporate includes general corporate administrative costs.

The Company evaluates performance and allocates resources based upon operating income. The accounting policies of the reportable segments are the same as those described in the summary of accounting policies. There are no inter-segment sales.

During the year ended March 31, 2001, the Company recorded a charge of $13,424,931 and $ 1,508,084 for goodwill impairment related to its securities trading and real estate financial services business segments, respectively. Both segments experienced significant changes in market conditions, which led to substantial declines in sales, operating margins and cash flows. In addition, the Company recorded a charge of $ 2,206,307 for impairment related to the development of the Company's interactive internet web site. Management determined that a significant impairment of the intangible assets had occurred and an impairment charge was required because estimated fair value was less than the carrying value of the assets.



                                              YEAR ENDED           THREE MONTHS           YEAR ENDED
                                              MARCH 31, 2001     ENDED MARCH 31, 2000     DECEMBER 31, 1999
                                              --------------     --------------------     -----------------


REVENUES:
Real estate financial services                 $    454,767      $               -         $        -
Management services                               2,708,889                      -                  -
Consulting fees                                           -                 15,200          1,197,813
                                               -------------     -----------------          ----------
    TOTAL SALES                                 $  3,163,656     $          15,200         $1,197,813
                                               =============     =================         ===========

OPERATING LOSS:
Real estate financial services                   (2,021,660)                     -                  -
Management services                             (16,251,676)                     -                  -
Consulting and other                               (255,713)                     -            170,938
Corporate General and Administrative Expenses    (5,219,776)           (2,648,420)                  -
                                               -------------          ------------          ----------
TOTAL SEGMENT OPERATING INCOME   (LOSS)        $(23,748,825)     $     (2,633,220)          $ 170,938
                                               =============     =================          ==========

                   COLLABORATIVE FINANCIAL NETWORK GROUP, INC.
                      (FORMERLY EFINANCIAL DEPOT.COM, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  L-SEGMENT  INFORMATION  (CONTINUED)




                                          MARCH 31, 2001        MARCH 31,2000       DECEMBER 31, 1999
                                          ---------------  ----------------------  ------------------
SEGMENTS ASSETS:
Real estate financial services            $       138,445  $                    -  $                -
Management services                                75,167                       -                   -
Consulting                                              -                       -                   -
Corporate                                         278,172                 512,510             267,446
                                          ---------------  ----------------------  ------------------
    TOTAL SEGMENT ASSETS                  $       491,784  $              512,510  $          267,446
                                          ===============  ======================  ==================

CAPITAL EXPENDITURES
Real estate financial services                         -                       -                   -
Management services                                    -                       -                   -
Consulting                                             -                       -                   -
Corporate                                              -                   4,564               7,462
                                          ---------------  ----------------------  -----------------
     TOTAL CAPITAL EXPENDITURES           $            -   $                4,564  $           7,462
                                          ===============  ======================  =================

DEPRECIATION AND AMORTIZATION
Real estate financial services                   190,073                       -                   -
Management services                              570,000                       -                   -
Consulting                                             -                       -                   -
Corporate                                         90,858                  18,106               3,520
                                          ---------------  ----------------------  -----------------
     TOTAL DEPRECIATION AND AMORTIZATION  $       850,931  $               18,106  $           3,520
                                          ===============  ======================  =================

NOTE  M  -  SUBSEQUENT  EVENTS

In May 2001, the Company issued 2,885,000 shares of restricted common stock in exchange for previously incurred debt in the amount of $ 715,250.

In July 2001, the Company and the holder of the $3,100,000 convertible debenture have entered into an informal agreement to restructure the terms of the outstanding convertible debenture under the following terms and conditions:

- Twenty percent (20%) of any proceeds from financing activities received by the Company in excess of $3,000,000 shall be paid to the Debenture Holder.
- Payment received shall be applied first to accrued and unpaid interest, the balance, if any to unpaid principal

                   COLLABORATIVE FINANCIAL NETWORK GROUP, INC.
                      (FORMERLY EFINANCIAL DEPOT.COM, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  M  -  SUBSEQUENT  EVENTS  (CONTINUED)

- Penalties accrued under the Registration Rights Agreement shall be limited to the equivalent of 1,700,000 shares of the Company's common stock

- In exchange for the 1,700,000 shares, the Debenture Holder shall exchange $425,000 of the debentures for 1,700,000 shares at a price equal to $.25 per share. In connection with the modification, the Company shall issue a new Debenture in the amount of $425,000
- The Debenture shall be amended to provided for a $1.00 per share conversion price
- The Debenture Holder shall agree to a lock-up of its converted shares until the Debenture, plus accrued interest is paid in full

- The Debenture Holder shall forbear exercising any default under the terms of the Debenture Agreement until October 15, 2001

NOTE  N   -GOING  CONCERN

The accompanying statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements during the year ended March 31, 2001 and the three months ended March 31, 2000, the Company incurred losses from operations of $23,802,889 and $ 2,563,021, respectively. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The Company's existence is dependent upon management's ability to develop profitable operations and resolve its liquidity problems. Management anticipates the Company will attain profitable status and improve its liquidity through the continued developing, marketing and selling of its products and additional equity investment in the Company. The accompanying financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

In order to improve the Company's liquidity, the Company is actively pursuing additional equity financing through discussions with investment bankers and private investors. There can be no assurance the Company will be successful in its effort to secure additional equity financing.