Form 10KSB/A
period 2001-03-31
COLLABORATIVE FINANCIAL NETWORK GROUP INC
filed 2001-08-07
CIK 1092310

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB/A

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

Dated:  August  7  2001


                     COLLABORATIVE FINANCIAL NETWORK GROUP, INC.
                     -------------------------------------------
                                  (Registrant)



By:  /s/ Paul Lemmon
     --------------------------------------------------------
     Paul  Lemmon,  President  and  Chief  Executive  Officer



By:  /s/ Christina Cepeliauskas
     ---------------------------------------------------
     Christina  Cepeliauskas,  Chief  Financial  Officer

     Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature              Capacity     Date
---------              --------     ----


 /s/ John Huguet    Director      August  7  2001
-----------------
John  Huguet



 /s/ Randy Doten    Director      August  7  2001
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
                                  703-448-9200
                               703-448-3515 (fax)
                                                                Philadelphia, PA
--------------------------------------------------------------------------------

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------

Board  of  Directors
Collaborative  Financial  Network  Group,  Inc.
Los  Angeles,  California

     We have audited the accompanying consolidated balance sheets of Collaborative Financial Network Group, Inc. (formerly eFinancial Depot.com, Inc.) and subsidiaries as of March 31, 2001 and 2000 and December 31, 1999 and the related consolidated statements of income, comprehensive income, deficiency in stockholders' equity, and cash flows for the year ended March 31, 2001, the three month period ended March 31, 2000 and for the year ended December 31, 1999. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

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

     In  our  opinion,  the  consolidated financial statements referred to above present fairly, in all material respects, the financial position of Collaborative Financial Network Group, Inc. (formerly eFinancial Depot.com, Inc.) and subsidiaries as of March 31, 2001 and 2000 and December 31, 1999, and the results of its operations and its cash flows for the year ended March 31, 2001, the three month period ended March 31, 2000 and the year ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note N, the Company is experiencing difficulty in generating sufficient cash flow to meet its obligations and sustain its operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note N. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. As discussed in Note O to the financial statements, the Company has restated the consolidated financial statements referred to above.


                                                 /s/  STEFANOU  &  COMPANY,  LLP
                                                 -------------------------------
                                                      Stefanou  &  Company,  LLP
                                                  Certified  Public  Accountants

McLean,  Virginia
June  28,  2001, except as to
Notes M and O, which is dated
as of August 7, 2001

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

                   COLLABORATIVE FINANCIAL NETWORK GROUP, INC.
                      (FORMERLY EFINANCIAL DEPOT.COM, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  A-SUMMARY  OF  ACCOUNTING  POLICIES  (CONTINUED)

Advertising
-----------

The Company follows the policy of charging the costs of advertising to expenses incurred. For the year ended March 31, 2001 and the three months ended March 31, 2000 and the year ended December 1999, advertising costs were $35,268, $12,531, and $0 respectively.


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
                                                  --------
                                                  $ 64,743
                                                  ========

                   COLLABORATIVE FINANCIAL NETWORK GROUP, INC.
                      (FORMERLY EFINANCIAL DEPOT.COM, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  J  -  COMMITMENTS  AND  CONTINGENCIES  (CONTINUED)

Litigation
----------

In October 2000, DLN Financial filed a complaint against the Company and Trade-Fast, Inc. in San Diego Superior Court. The complaint alleges a breach of contract and seeks payment of $2,800,000, plus costs and attorney's fees. The Company believes that it has meritorious defenses and it intends to vigorously defend itself against the Plaintiff's claims. Management believes the ultimate outcome of this matter will not have a material adverse effect on the Company's consolidated financial position or results of operations.

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

During the year ended March 31, 2001, the Company recorded a charge of $12,753,685 and $ 1,419,257 for goodwill impairment related to its securities trading and real estate financial services business segments, respectively. Both segments experienced significant changes in market conditions, which led to substantial declines in sales, operating margins and cash flows. In addition, the Company recorded a charge of $ 2,247,300 for impairment related to the development of the Company's interactive internet web site. Management determined that a significant impairment of the intangible assets had occurred and an impairment charge was required because estimated fair value was less than the carrying value of the assets.



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

NOTE  O  -  RESTATEMENT  OF  FINANCIAL  STATEMENTS

The Company has restated its consolidated financial statements for the year ended March 31, 2001, the three months ended March 31, 2000 and the year ended December 31, 1999 to correct misprints in the electronic version previously filed with the Company's Annual Report on Form 10-KSB for the year ended March 31, 2001 filed with the Securities and Exchange Commission. The correction of the errors did not change the Company's financial condition, results of operations or cash flows for the year ended March 31, 2001, the three months ended March 31, 2000, and the year ended December 31, 1999.