Form 10QSB
period 2001-06-30
COLLABORATIVE FINANCIAL NETWORK GROUP INC
filed 2001-08-22
CIK 1092310

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


     (Mark  One)

     [ X ] Quarterly report under Section 13 or 15(d) of the Securities Exchange
           Act  of  1934 For  the  quarterly  period  ended  June 30,  2001

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


   150-1875 CENTURY PARK EAST
    CENTURY CITY, CALIFORNIA                                          90067
(Address of Principal Executive Offices)                             (Zip Code)

                                  (877) 739-3812
                           (Issuer's Telephone Number)


     Check  whether  the  issuer  (1)  filed all reports required to be filed by
Section 12, 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and
(2)  has  been  subject  to  such  filing  requirements  for  the  past 90 days.

Yes [ X ]       No [   ]


     As of August 20, 2001, the Company had 28,144,871 shares of its par value $0.001 common stock issued and outstanding.


     Transitional  Small  Business  Disclosure  Format  (check  one):

Yes [   ]       No [ X ]

                                      INDEX


                         PART  I - FINANCIAL INFORMATION


Item  1.     Financial  Statements

             Condensed Consolidated Balance Sheet as of June 30, 2001 and March 31, 2001

             Condensed Consolidated Statements of Losses and Comprehensive Losses for the Three Months Ended June 30, 2001 and 2000

             Condensed Consolidated Statements of Cash Flows for the Three Months Ended June 30, 2001 and 2000

             Notes  to  Consolidated  Financial  Statements  June 30, 2001

Item  2.     Management's  Discussion  and  Analysis  or  Plan of Operation

PART  II.    OTHER  INFORMATION

Item  1.     Legal  Proceedings

Item  2.     Changes  in  Securities

Item  3.     Defaults  Upon  Senior  Securities

Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders

Item  5.     Other  Information

Item  6.     Exhibits  and  Reports  on  Form  8-K

                         PART I - FINANCIAL INFORMATION


ITEM  1.     FINANCIAL  STATEMENTS.



                   COLLABORATIVE FINANCIAL NETWORK GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET


                                                        June  30,2001   March  31, 2001
                                                          (UNAUDITED)
                                                       --------------   ---------------
                   ASSETS
                   ------
Current  assets:
Cash and equivalents                                   $           -      $       8,573
Accounts  receivable,  less  allowance  for
   doubtful accounts                                         223,347             99,589
Prepaid expenses                                                   -                254
                                                       --------------   ---------------
                               Total current assets          223,347            108,416

Property  and  equipment  -  at  cost,  less
   accumulated  depreciation                                 179,807            186,441

Other  assets:
Financing charges net of amortization                        171,426            196,927
Deposits and other assets                                          -                  -
                                                       --------------   ---------------
                                                       $     574,580      $     491,784
                                                       ==============   ===============

               LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
               --------------------------------------------------

Current  liabilities:
Cash disbursed in excess of available balances         $       1,937      $           -
Accounts payable and accrued expenses                        585,907          1,150,630
    Convertible debentures                                 3,100,000          3,200,000
    Notes payable - Related Parties                        1,491,686          1,492,431
                                                       -------------      -------------
                     Total current liabilities             5,179,530          5,843,061

Deficiency  in  Stockholders'  equity
Preferred stock                                                    -                  -
Common stock                                                  29,145             23,854
Additional paid-in capital                                22,706,126         21,893,872
Stock subscription receivable                            (1,000,000)        (1,000,000)
Deficiency in retained earnings                         (26,340,221)       (26,269,003)
                                                       -------------      -------------
       Total deficiency in stockholders' equity          (4,604,950)        (5,351,277)
                                                       -------------      -------------
                                                    $       574,580       $    491,784
                                                     ===============      =============

    The accompanying notes are an integral part of these financial statements


                   COLLABORATIVE FINANCIAL NETWORK GROUP, INC
      CONDENSED CONSOLIDATED STATEMENTS OF LOSSES AND COMPREHENSIVE LOSSES
                                  (UNAUDITED)



                                               For the Three Months     For the Three Months
                                                Ended June 30, 2001      Ended June 30, 2000
                                               --------------------     --------------------
Revenues:
   Management fees                                  $       588,100      $    449,625
   Mortgage placement fees                                  236,242                 -
   Insurance commissions                                      1,969                 -
                                               --------------------     --------------------
                                                            826,311           449,625
Costs and expenses:
   Selling,  general  and administrative                    833,991         4,084,707
   Deprecation and amortization                              37,616            26,569
   Interest expense                                          25,922            36,885
                                               --------------------     --------------------
                                                            897,529         4,148,161
                                               --------------------     --------------------
Operating loss                                             (71,218)        (3,698,536)
Interest income                                                   -             1,203
Realized  gain  or  (loss)  on  securities
  available-for-sale                                              -           (11,192)
                                               --------------------     --------------------
Net loss before provision for income tax                   (71,218)        (3,708,525)
Income tax (benefit) or expense                                   -                 -
                                               --------------------     --------------------
Net Loss                                            $      (71,218)      $ (3,708,525)
                                               ====================     ====================
Other  comprehensive  income,
net  of  tax:

Unrealized  holding  gains  (losses) on
 securities  available-for-sale arising
 during  the  period                                              -           (90,658)
                                               --------------------     --------------------
Comprehensive Loss                                  $      (71,218)      $ (3,799,183)
                                               ====================     ====================


Net  loss  per  common  share
 (basic  and  assuming  dilution)                   $        (0.00)      $      (0.27)
                                               ====================     ====================
Weighted average common shares
 Outstanding                                             26,149,004         14,058,388


    The accompanying notes are an integral part of these financial statements

                   COLLABORATIVE FINANCIAL NETWORK GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)


                                                    For the Three Months    For the  Three  Months
                                                            June 30,2001      Ended  June  30,2000
                                                     ---------------------   ---------------------
Cash  flows  from  operating  activities:
  Net income (loss) from operating activities             $       (71,218)       $    (3,708,525)
  Adjustments to reconcile net income to net cash:
  Depreciation and amortization                                     37,616                 26,569
    Common stock issued in exchange for services                     2,295              3,097,040
    Common stock issued in exchange for debt                       815,250                      -

(Increase)  decrease  in:
    Accounts receivable                                          (123,758)            (1,064,394)
    Other assets and adjustments                                       254                150,508
    Marketable securities                                                -                 73,764
    Increase  (decrease)  in:
    Accounts payable, accrued expenses and other                 (664,723)              1,386,960
                                                     ---------------------   ---------------------
Net cash used by operating activities                              (4,284)               (38,078)

Cash  flows  used  in  investing  activities:
    Capital expenditures                                           (5,481)              (497,200)
    Note receivable                                                      -                      -
                                                     ---------------------     -------------------
Net cash used in investing activities                              (5,481)              (497,200)
Cash  flows  (used  in)/provided  by
    financing  activities:
    Repayment of loans                                               (745)                      -
    Proceeds from convertible debentures                                 -                750,000
    Proceeds from sale of common stock                                   -                  6,250
                                                     ---------------------   ---------------------
Net cash flows from financing activities                             (745)                756,250

Net increase (decrease) in cash and cash equivalents              (10,510)                220,972

Cash and cash equivalents at beginning of period                     8,573                 24,671
                                                     ---------------------   ---------------------
Cash and cash equivalents at end of period                $        (1,937)     $          245,643
                                                     =====================   =====================

Supplemental  Information:
Interest paid                                             $              -     $                -
Taxes paid                                                               -                      -
Common stock issued in exchange for services                         2,295              3,097,040
Common stock issued in exchange for acquisitions                         -             13,005,000
Common stock issued in reduction of debt                           815,250                      -


    The accompanying notes are an integral part of these financial statements

                   COLLABORATIVE FINANCIAL NETWORK GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended March 31, 2002. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's March 31, 2001 annual report included in SEC Form 10-KSB, as amended

Basis  of  Presentation
-----------------------

Collaborative Financial Network Group, Inc., formerly eFinancial Depot.com, Inc., ("the Company"), which is incorporated under the state laws of Delaware, is an Internet financial portal, offering a full spectrum of financial services and investment information on the World Wide Web. The Company is developing a proprietary information system consisting of integrated financial web pages and featuring an online investment-related community through Talk-stock.com ("Talk Stock"), management services to a broker
dealer  of    securities  through  Trade-Fast,  Inc.  ("Trade-Fast"),  mortgage services through Westcor Mortgage, Inc. ("Westcor") and commercial insurance brokerage services through Eznow Insurance, Inc. ("Eznow") These activities are conducted primarily in North America.

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

                   COLLABORATIVE FINANCIAL NETWORK GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)

NOTE  B  -  SEGMENT  INFORMATION

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

                   COLLABORATIVE FINANCIAL NETWORK GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                  (UNAUDITED)


                                                        THREE MONTHS             THREE MONTHS
                                                 ENDED JUNE 30, 2001      ENDED JUNE 30, 2000
                                                 -------------------      -------------------
REVENUES:
Real estate financial services                         $     238,211       $              -
Management services                                          588,100                449,625
Consulting fees                                                    -                      -
                                                 -------------------      -------------------
      Total Sales                                      $     826,311       $        449,625
                                                 ===================       ==================

OPERATING  LOSS:
Real estate financial services                                38,421                      -
Management services                                         (71,345)                720,557
All other                                                          -                      -
Corporate General and Administrative Expenses               (38,294)            (4,419,093)
                                                 -------------------      -------------------
      TOTAL SEGMENT OPERATING LOSS                     $    (71,218)       $    (3,698,536)
                                                 ===================       ==================

                                                       JUNE 30, 2001           MARCH 31, 2001
                                                 -------------------      -------------------
SEGMENTS  ASSETS:
Real estate financial services                         $     261,585       $        138,445
Management services                                          118,268                 75,167
Consulting                                                         -                      -
Corporate                                                    194,727                278,172
                                                 -------------------      -------------------
      TOTAL SEGMENT ASSETS                             $     574,580       $        491,784
                                                 ===================       ==================

Capital  Expenditures
Real estate financial services                         $           -       $              -
Management services                                                -                      -
Consulting                                                         -                      -
Corporate                                                      5,481                497,200
                                                 -------------------      -------------------
      Total capital expenditures                       $       5,481       $        497,200
                                                 ===================      ===================

Depreciation  and  amortization
Real estate financial services                         $           -       $              -
Management services                                            6,634                      -
Consulting                                                         -                      -
Corporate                                                     30,982                 26,569
                                                 -------------------      -------------------
      TOTAL DEPRECIATION AND AMORTIZATION              $      37,616       $         26,569
                                                 ===================      ===================

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

THREE  MONTHS  ENDED  JUNE  30,  2001  AND  2000
------------------------------------------------

Revenue
-------
The Company's revenues increased $ 376,686, or 84 % to $ 826,311 during the first quarter of 2001 as compared to $ 449,625 of revenues during the same period in 2000. Trade-Fast, which was purchased on June 8, 2000, generated approximately $ 588,100 of revenues during the three months ended June 30, 2001.

Costs  and  Expenses
--------------------

The Company's costs and expenses decreased from $ 4,148,161 during the quarter ended June 30, 2000 to $ 897,529 during the first quarter of 2001. Selling, general and administrative expenses decreased $ 3,250,716. In addition to incurring costs associated with implementing the Company's business plan (i. e., travel, transportation, professional fees, and consulting fees) during the three months ended June 30, 2001; the Company issued common stock to consultants and employees in lieu of compensation.

During the three months ended June 30, 2001, the Company incurred $25,922 of interest expense in connection with its $3,100,000 of convertible debt outstanding at June 30, 2001.

LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------

As of June 30, 2001, the Company had a deficit in working capital of $4,956,183 compared to a deficit of $ 5,734,645 at March 31, 2001, an increase in working capital of $ 778,462. The increase in working capital was substantially due to the exchange of $ 815,250 of the Company's common stock for amounts due vendors at June 30, 2001 as compared to March 31, 2001.

As a result of the Company's operating loss of $ 71,218 during the three months ended June 30, 2001, the Company generated a cash flow deficit of $ 4,284 from operating activities, adjusted principally for depreciation and amortization of $ 37,616, and the value of common stock issued to consultants and employees for services in the amount of $ 817,545.

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

As the Company continues to expand, the Company will incur additional costs for personnel. In order for the Company to attract and retain quality personnel, the Company anticipates it will continue to offer competitive salaries, issue common stock to consultants and employees, and grant Company stock options to current and future employees

The Company's independent certified public accountants have stated in their report included in the Company's March 31, 2001 Form 10KSB, as amended, that the Company has incurred operating losses since its inception, and that the Company is dependent upon management's ability to develop profitable operations. These factors among others may raise substantial doubt about the Company's ability to continue as a going concern.

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

ONLINE TRADING APPLICATION The online trading application, IMIweb, is exclusively licensed from IMI Bank S.p.A of Milano, Italy ("IMI Bank"). The system allows access to most major U.S. and European stock exchanges, providing:
Real-time stock quotes, Market news, Other coveted financial services, Very fast execution technology, and International Order Routing System. In order to maintain the licensing exclusivity, the Company must meet certain minimums. There can be no assurances however that the Company can meet these minimums, and failure to do so, may result in material changes to the Company's online trading services. IMI Bank also has certain co-branded agreements in London, Ireland, and Scotland.

PLATFORM FOR TRADERS (TRADE-FAST, INC. SYSTEM) Trade-Fast, Inc. ("Trade-Fast") is a subsidiary of the Company and brings with it licensed software that enables stock trading in a secure office environment giving traders the ability to make trades direct to market makers and electronic communication networks (ECN's). The Trade-Fast solution allows traders millisecond speed through proprietary technology and can accept bids or offers at the same price as the market maker as well as "show" a bid or offer price. These services are primarily geared towards professional, highly active traders. Prior to trading live, traders are properly trained by the Company. Once an account is opened and a client is trained and cleared for trading, he or she can come into one of the Company's investor services offices during market hours and trade live utilizing Trade-Fast's licensed software system, TradeCast, which provides NASDAQ Level II service. Unlike traditional online brokerage trades where a trade is placed and then enters "cyberspace", with confirmation received at a later time, at Trade-Fast, clients can actually see the trade go directly to the market maker or specialist and get executed. Screens in the offices display trading ideas through pre-set parameters, such as those stocks that have made new highs or lows since the previous day's close, those having record volume, or those hitting a certain number of consecutive buy orders (momentum plays). 6 Currently, the Company and Trade-Fast have trading offices in the U.S. executing approximately 3,500 trades daily, with affiliate offices in Munich, Germany and is planning expansion of additional offices and partnerships worldwide.

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

Need  for  Additional  Financing

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

Changes  in  Employees

The Company anticipates a significant change in its current number of employees over the 12 months ending March 31, 2002, due to growth of the Company through acquisitions previously announced, and acquisitions currently under consideration by the Company. The Company anticipates that it will hire 6 management personnel for its Trading division, 24 marketing and sales personnel for its Mortgage Banking division, 12 marketing and sales personnel for its Insurance division, a total of 6 management personnel and educators for its Education division, and 4 senior managers for its Corporate division.

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

Seasonality

The Company expects that it will experience seasonality in its business, reflecting a combination in seasonal fluctuations in Internet usage and traditional retail seasonality patterns. Due to the foregoing factors, one or more of the future quarters the Company's operating results may fall below the expectations of securities analysts and investors. In such event, the financial performance of the Company would likely be materially adversely affected.

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

                           PART II- OTHER INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS.

In October 2000, DLN Financial filed a complaint against the Company and Trade-Fast, Inc. in San Diego Superior Court. The complaint alleged a breach of contract. On July 31, 2001, parties to the litigation executed a settlement agreement and mutual release wherein the Company committed to issue 250,000 shares of the Company's common stock to the plaintiffs. Management believes the ultimate outcome of this matter will not have a material adverse effect on the Company's consolidated financial position or results of operations.

ITEM  2.     CHANGES  IN  SECURITIES.

(a)     None
(b)     None
(c)     Sales of Unregistered Securities

From  May  to  June  2001,  the  Company  issued  an  aggregate of approximately
2,295,000 shares of its restricted common stock in connection with certain consulting agreements for services rendered.

On June 28, 2001, the Company issued 111,111 shares of the Company's restricted common stock pursuant to a debenture conversion at $0.90 per share.

ITEM  3.     DEFAULTS  UPON  SENIOR  SECURITIES.

        None.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

        None.

ITEM  5.     OTHER  INFORMATION.

On August 9, 2001, the Company filed with the SEC a Registration Statement on Form S-8 registering 2,860,000 shares of the Company's common stock issuable to certain employees and consultants pursuant to a Stock Option Agreements and Consulting Agreements.

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K.

        None.


     SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLLABORATIVE  FINANCIAL  NETWORK  GROUP,  INC.

     By:   /s/ Paul Lemmon
          ----------------------------------
          Paul  Lemmon,  President

     Date:  August  22,  2001

     By:  /s/ Christina Cepeliauskas
          ----------------------------------
          Christina Cepeliauskas,  Chief  Financial Officer

     Date:  August 22,  2001