Form 10QSB
period 2001-09-30
COLLABORATIVE FINANCIAL NETWORK GROUP INC
filed 2001-11-14
CIK 1092310

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X]      Quarterly report under Section 13 or 15(d) of the Securities
         Exchange Act of 1934 For the quarterly period ended September 30, 2001

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

Yes [X]  No [ ]

         As of November 14, 2001, the Company had 28,883,760 shares of its par value $0.001 common stock issued and outstanding.

         Transitional Small Business Disclosure Format (check one):

Yes [ ]  No [X]

================================================================================

                                      INDEX


                         PART  I - FINANCIAL INFORMATION


Item 1.  Financial Statements

           Condensed Consolidated Balance Sheet as of September 30, 2001
             and March 31, 2001...............................................2

           Condensed Consolidated Statements of Losses and Comprehensive
             Losses for the Three Months Ended September 30, 2001 and 2000
             and for the Six Months Ended September 30, 2001 and 2000.........3

           Condensed Consolidated Statements of Cash Flows for the Three
             Months Ended September 30, 2001 and 2000 and for the Six
             Months Ended September 30, 2001 and 2000.........................4

         Notes to Consolidated Financial Statements September 30, 2001........5

Item 2.  Management's Discussion and Analysis or Plan of Operation............7

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...................................................17

Item 2.  Changes in Securities...............................................17

Item 3.  Defaults Upon Senior Securities.....................................17

Item 4.  Submission of Matters to a Vote of Security Holders.................17

Item 5.  Other Information...................................................17

Item 6.  Exhibits and Reports on Form 8-K....................................17

================================================================================

                         PART I - FINANCIAL INFORMATION


ITEM  1.     FINANCIAL  STATEMENTS.


                   COLLABORATIVE FINANCIAL NETWORK GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET


                                                      Sep  30,       March  31,
                                                        2001           2001
                                                    (UNAUDITED)
                                                   -------------   -------------

                                     ASSETS
                                     ------

Current assets:
Cash and equivalents                               $          -    $      8,573
Accounts receivable, less allowance for
   doubtful accounts                                    181,179          99,589
Prepaid expenses                                              -             254
                                                   -------------   -------------
                     Total current assets               181,179         108,416

Property and equipment - at cost, less
   accumulated depreciation                             179,807         186,441

Other assets:
Financing charges net of amortization                   145,926         196,927
Deposits and other assets                                     -               -
                                                   -------------   -------------
                                                   $    506,912    $    491,784
                                                   =============   =============

               LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
               --------------------------------------------------

Current  liabilities:

Accounts payable and accrued expenses                   709,407       1,150,630
    Convertible debentures                            3,100,000       3,200,000
    Notes payable - Related Parties                   1,596,386       1,492,431
                                                   -------------   -------------
                     Total current liabilities        5,405,793       5,843,061

Deficiency  in  Stockholders'  equity
Preferred stock                                               -               -
Common stock                                             29,145          23,854
Additional paid-in capital                           22,706,126      21,893,872
Stock subscription receivable                        (1,000,000)     (1,000,000)
Deficiency in retained earnings                     (26,634,152)    (26,269,003)
                                                   -------------   -------------
       Total deficiency in stockholders' equity      (4,898,881)     (5,351,277)
                                                   -------------   -------------
                                                   $    506,912    $    491,784
                                                   =============   =============

    The accompanying notes are an integral part of these financial statements

================================================================================

                           COLLABORATIVE FINANCIAL NETWORK GROUP, INC
              CONDENSED CONSOLIDATED STATEMENTS OF LOSSES AND COMPREHENSIVE LOSSES
                                          (UNAUDITED)

                                  For the Three   For the Three    For the Six     For the Six
                                  Months Ended    Months Ended     Months Ended    Months Ended
                                      Sep 30,         Sep 30,         Sep 30,         Sep 30,
                                       2001            2000            2001            2000
                                  -------------   -------------   -------------   -------------
Revenues:
  Management fees                 $    533,826    $  1,290,243    $  1,121,926    $  1,755,068
  Mortgage placement fees              230,630               -         466,872               -
  Insurance commissions                  1,969               -               -               -
                                  -------------   -------------
                                       766,425       1,290,243       1,590,767       1,755,068
Costs and expenses:
  Selling, general and
    administrative                     986,387       2,816,775       1,820,378       7,592,361
  Deprecation and
    amortization                        25,500          26,569          63,116               -
  Interest expense                      46,500         110,485          72,422         152,696
                                  -------------   -------------
                                     1,058,387       2,927,260               -       7,745,057
                                  -------------   -------------
  Operating loss                      (291,962)     (1,637,017)       (365,149)     (5,989,989)
  Interest income                            -           1,203               -               -
  Realized gain or (loss) on
    securities
    available-for-sale                       -         (11,192)              -         (43,166)
                                  -------------   -------------
Net loss before provision
  for income tax                      (291,962)     (1,676,929)       (365,149)     (6,033,155)

Income tax (benefit) or expense              -               -

Net Loss                          $   (291,962)   $ (1,676,929)       (365,149)     (6,033,155)
                                  -------------   -------------

Other comprehensive income,
  net of tax:
    Unrealized holding gains
      losses) on securities
      available-for-sale arising
      during the period                      -          (6,582)              -               -
                                  -------------

Comprehensive Loss                $   (291,962)   $ (1,683,511)       (365,149)     (6,033,155)
                                  =============   =============

Net loss per common
share (basic  and
assuming  dilution)               $      (0.01)   $      (0.09)   $      (0.01)   $      (0.37)
                                  =============   =============

Weighted average common
shares Outstanding                  28,811,538       19,237004      27,107,066      16,335,803

           The accompanying notes are an integral part of these financial statements


===============================================================================================

                     COLLABORATIVE FINANCIAL NETWORK GROUP, INC.
                   CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                     (UNAUDITED)

                                                        For the Six     For the Six
                                                        Months Ended    Months Ended
                                                           Sep 30,         Sep 30,
                                                            2001            2000
                                                       -------------   -------------
Cash flows from operating activities:
  Net income (loss) from operating activities          $   (365,149)   $ (6,033,155)
  Adjustments to reconcile net income to net cash:
  Depreciation and amortization                              63,116          43,166
    Common stock issued in exchange for services              2,295       3,669,706
    Common stock issued in exchange for debt                815,250               -

(Increase) decrease in:
    Accounts receivable                                     (81,590)       (452,864)
    Other assets and adjustments                                254         188,349
    Marketable securities                                         -          43,166
    Increase (decrease) in:
    Accounts payable, accrued expenses and other           (530,306)      2,804,038
                                                       -------------   -------------
Net cash used by operating activities                       (96,127)        611,040

Cash flows used in investing activities:
    Capital expenditures                                   (103,955)       (563,939)
    Note receivable                                               -       1,000,000)
    Capitalized software & Development                                   (2,206,307)
                                                       -------------   -------------
Net cash used in investing activities                      (103,955)     (3,770,246)
Cash flows (used in)/provided by
  financing activities:
    Repayment of loans                                         (745)              -
    Proceeds from convertible debentures                          -       3,100,000
    Proceeds from sale of common stock                            -          56,250
                                                       -------------   -------------
Net cash flows from financing activities                       (745)      3,156,250

Net increase (decrease) in cash and cash equivalents         (8,573)         (2,956)

Cash and cash equivalents at beginning of period              8,573          11,859
                                                       -------------   -------------
Cash and cash equivalents at end of period             $          -    $      8,903
                                                       =============   =============

Supplemental Information:
Interest paid                                          $          -    $          -
Taxes paid                                                        -               -
Common stock issued in exchange for services                  2,295       3,097,040
Common stock issued in exchange for acquisitions                  -      13,005,000
Common stock issued in reduction of debt                    815,250               -

      The accompanying notes are an integral part of these financial statements


====================================================================================

                   COLLABORATIVE FINANCIAL NETWORK GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  SEPTEMBER 30, 2001
                                   (UNAUDITED)


NOTE A - SUMMARY OF ACCOUNTING POLICIES

General
-------

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB, and therefore, do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended March 31, 2002. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's March 31, 2001 annual report included in SEC Form 10-KSB, as amended

Basis of Presentation
---------------------

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

Change in Year End
------------------

In March 2000, the Company's Board of Directors approved a change in the fiscal year end of the Company from December 31, to March 31, effective with the year beginning April 1, 2000.

Reclassification
----------------

Certain reclassifications have been made to conform to prior periods' data to the current presentation. These reclassifications had no effect on reported earnings.

================================================================================

                   COLLABORATIVE FINANCIAL NETWORK GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  SEPTEMBER 30, 2001
                                   (UNAUDITED)


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

================================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto, included elsewhere within this Report.

Description of Company
----------------------

The Company is an Internet financial based company, offering a full spectrum of financial services and investment information on the World Wide Web. The Company is developing a proprietary information system consisting of integrated financial web pages and featuring online trading services through Trade-Fast, Inc., and mortgage services through Westcor Mortgage, Inc.

Forward Looking Statements
--------------------------

This Form 10-QSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements included herein that address activities, events or developments that the Company expects, believes, estimates, plans, intends, projects or anticipates will or may occur in the future, are forward-looking statements. Actual events may differ materially from those anticipated in the forward-looking statements. Important risks that may cause such a difference include: general domestic and international economic business conditions, increased competition in the Company's markets and products. Other factors may include, availability and terms of capital, and/or increases in operating and supply costs. Market acceptance of existing and new products, rapid technological changes, availability of qualified personnel also could be factors. Changes in the Company's business strategies and development plans and changes in government regulation could adversely affect the Company. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate. There can be no assurance that the forward-looking statements included in this filing will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a regarded as a representation by the Company that the objectives and expectations of the Company would be achieved.

================================================================================

THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

Revenue
-------

The Company's revenues decreased $ 523,818, or 41 % to $ 766,425 during the second quarter of 2001 as compared to $ 1,290,243 of revenues during the same period in 2000. Trade-Fast, which was purchased on June 8, 2000, generated approximately $ 533,826 of revenues during the three months ended September 30, 2001.

Costs and Expenses
------------------

The Company's costs and expenses decreased from $ 2,927,260 during the quarter ended September 30, 2000 to $ 1,058,387 during the second quarter of 2001. Selling, general and administrative expenses decreased $ 1,830,388.

During the three months ended September 30, 2001, the Company incurred $46,500 of interest expense in connection with its $3,100,000 of convertible debt outstanding at September 30, 2001.

SIX MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

Revenue
-------

The Company's revenues decreased $ 164,301, or 9 % to $ 1,590,767 during the Six months ended September 30, 2001 as compared to $ 1,755,068 of revenues during the same period in 2000. Trade-Fast, which was purchased on June 8, 2000, generated approximately $ 1,121,926 of revenues during the six months ended September 30, 2001.

Costs and Expenses
------------------

The Company's costs and expenses decreased from $ 4,817,817 during the six months ended September 30, 2000 to $ 1,955,916 during the same period of 2001. Selling, general and administrative expenses decreased $ 3,789,219. In addition to incurring costs associated with implementing the Company's business plan (i. e., travel, transportation, professional fees, and consulting fees) during the six months ended September 30, 2001; the Company issued common stock to consultants and employees in lieu of compensation.

During the six months ended September 30, 2001, the Company incurred $72,422 of interest expense in connection with its $3,100,000 of convertible debt outstanding at September 30, 2001.

================================================================================

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

As of September 30, 2001, the Company had a deficit in working capital of $5,224,614 compared to a deficit of $ 5,734,645 at March 31, 2001, an increase in working capital of $ 510,031. The increase in working capital was substantially due to the exchange of $ 815,250 of the Company's common stock for amounts due vendors at September 30, 2001 as compared to March 31, 2001.

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

The effect of inflation on the Company's revenue and operating results was not significant The Company's operations are located primarily in North America and there are no seasonal aspects that would have a material effect on the Company's financial condition or results of operations

The past six months have seen the domestic markets reeling from economic stress. Additionally, the events surrounding September 11th have also stifled the equity markets and venture capitalists. This malaise is having a broad effect on operations. The Company is aggressively seeking additional capital from various sources, while we endeavor to decrease spending and streamline operations to maximize efficiencies.

         Currently, finance is needed for:

a)       Completion of funding for the Trade Fast business plan expansion
b)       Completion of funding for acquisition and expansion of Westcor Mortgage
         Inc.
c)       Completion and funding for acquisition and build out of EZ-Now
         Insurance Inc.
d)       Completion of the Build out of the IMI Web licensed application
e)       Finalization of a business basis with Metanology Inc.
f)       A global marketing campaign
g)       Working Capital

The previous estimates of a total of 10 million dollars to accomplish the above is still valid for the next 12 months. The opportunities which present themselves in this market may be in the form of strategic alliances with financial institutions seeking to outsource and expand their base of operations without large capital expenditures. The Company has broadened its search for growth catalysts, and has adopted a more forward thinking, "outside of the box" mentality. It is our belief that with a renewed vigor on the senior management level, we will be successful in identifying the appropriate path. The financial condition of the Company continues to be weak. The resolve of Management is quite determined and focused.

================================================================================

The Traditional avenues of venture capital continue to be restricted as has been the case over the past year and half. Our greatest potential for growth and profitability likely will come in the form of a Strategic Alliance or merger. Operating capital for the company has come mainly from its principals and key shareholders.

The absence of growth capital has stymied the expansion of our operating divisions. Westcor has enjoyed record growth due in part to the reduction of mortgage lending rates and the unprecedented appetite for refinancing. While TradeFast has experienced a reduction in transaction activity due in part from the events surrounding September 11th and the temporary close of the domestic securities market.

The Company is currently reliant on the continued growth of Westcor and an improving securities trading environment. Devoid of these events the company would suffer dramatically. . If the company is able to obtain the required funding in the near term, to allow sufficient development capital to be applied to growing the business these results could possibly improve radically. If sufficient funding is not obtained in a timely manner, these results could be negatively effected, or in fact cease entirely.

                         TRENDS, RISKS AND UNCERTAINTIES

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

Limited operating history; Anticipated Losses; Uncertainly of Future Results.
-----------------------------------------------------------------------------

Collaborative Financial Network Group, Inc., has only a limited operating history upon which an evaluation of the Company and its prospects can be based. The Company's prospects must be evaluated particularly in light of the uncertainties relating to the new and evolving distribution methods with which the Company intends to operate and the acceptance of the Company's business model. The Company will be incurring costs to develop, introduce and enhance its interactive website, to establish marketing relationships, to acquire and develop products that will compliment each other and to build an administrative organization. To the extent that such expenses are not subsequently followed by commensurate revenues, the Company's business, results of operations and financial condition will be materially adversely affected. There can be no assurance that the Company will be able to generate sufficient revenues from the sale of their services and products. If cash generated by operations is insufficient to satisfy the Company's liquidity requirements, the Company may be required to sell additional equity or debt securities. The sale of additional equity or convertible debt securities would result in additional dilution to the Company's stockholders.

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

================================================================================

            LIMITED PUBLIC MARKET, POSSIBLE VOLATILITY OF SHARE PRICE

The Company's Common Stock is currently quoted on the NASD OTC Bulletin Board under the ticker symbol CFNF. As of November 14, 2001, there were approximately 28,883,760 shares of Common Stock outstanding. There can be no assurance that a trading market will be sustained in the future. Factors such as, but not limited to, technological innovation, new products, acquisitions or strategic alliances entered into by the Company or its competitors, failure to meet security analysts' expectations, government regulatory action patent or proprietary rights developments, and market conditions for technology stocks in general could have a material effect on the volatility of the Company's stock price.

FACTORS THAT MAY AFFECT FUTURE RESULTS

Forward Looking Statements
--------------------------

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

Penny Stock Rules
-----------------

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

Unpredictability of Future Revenues
-----------------------------------

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

================================================================================

Liquidity and Capital Resources
-------------------------------

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

Limited Operating History
-------------------------

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

Potential Fluctuations in Quarterly Operating Results
-----------------------------------------------------

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

================================================================================

Seasonality
-----------

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

Capacity Constraints
--------------------

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

Marketing
---------

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

Online Commerce Security Risks
------------------------------

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

================================================================================

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

Risks Associated with Entry into New Business Areas
---------------------------------------------------

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

Uncertain Ability to Manage Growth
----------------------------------

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

Dependence Upon Key Personnel
-----------------------------

The Company's future success depends in large part on the continued services of its key product development, technical, marketing, sales and management personnel, and its ability to continue to attract, motivate and retain highly qualified employees. Although the Company's management personnel serve at the pleasure of the Board of Directors, there can be no assurance that such arrangements will continue in the future. Competition for such employees is intense, and the process of locating key technical, product development and

================================================================================
management personnel with the combination of skills and attributes required to execute the Company's strategy is often lengthy. Accordingly, the loss of services of key personnel or an inability to attract additional personnel as needed could have a material adverse effect upon the Company.

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

Government Regulation
---------------------

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

Liability for Website Information
---------------------------------

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

================================================================================

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

Dilution and Dividend Policy
----------------------------

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

Anti-Takeover Provisions
------------------------

At the present time, the Company's Board of Directors has not adopted any shareholder rights plan or any anti-takeover provisions in its Articles.

================================================================================

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

On August 3, 2001, the Company returned 1,000,000 shares of the Company's restricted common stock to treasury pursuant to an agreement with a Director and former president of the Company.

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

On September 21, 2001 the Company appointed Mr. Jeff Michel to the position of President and Director. Mr. Paul Lemmon, as previous president, will remain as a director.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        99.1  Letter of Intent

================================================================================

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLLABORATIVE FINANCIAL NETWORK GROUP, INC.

     By:   /s/ Jeff Michel
          ----------------------------------
          Jeff Michel,  President

     Date:  November 14, 2001

================================================================================