Form 10QSB
period 2001-12-31
COLLABORATIVE FINANCIAL NETWORK GROUP INC
filed 2002-02-12
CIK 1092310

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     (Mark  One)

     [ X ] Quarterly report under Section 13 or 15(d) of the Securities
           Exchange Act of 1934 For the quarterly period ended December 31, 2001

     [   ] Transition report under Section 13 or 15(d) of the Securities
           Exchange Act of 1934

     For the transition period from _________ to _________

     Commission  File  No.  000-26899

                  COLLABORATIVE FINANCIAL NETWORK GROUP, INC.
                  -------------------------------------------
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

Yes [ X ]       No [   ]

     As of February 14, 2002, the Company had 28,883,760 shares of its par value $0.001 common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one):

Yes [   ]       No [ X ]

                                      INDEX

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheet as of December 31, 2001 and March 31, 2001

         Condensed Consolidated Statements of Losses and Comprehensive Losses for the Three Months Ended December 31, 2001 and 2000 and for the Nine Months Ended December 31, 2001 and 2000

         Condensed Consolidated Statements of Cash Flows for the Three Months Ended December 31, 2001 and 2000 and for the Nine Months Ended December 31,2001 and 2000

         Notes to Consolidated Financial Statements December 31,2001

Item 2.  Management's Discussion and Analysis or Plan of Operation

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Changes in Securities

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.


                             COLLABORATIVE FINANCIAL NETWORK GROUP, INC.
                                CONDENSED CONSOLIDATED BALANCE SHEET


                                                                       Dec 31, 2001     March  31, 2001
                                                                        (UNAUDITED)
                                                                       -------------      -------------
                                               ASSETS
                                               ------
Current assets:
Cash and equivalents                                                  $           -       $      8,573
Accounts receivable, less allowance for
   doubtful accounts                                                        181,179             99,589
Prepaid expenses                                                                  -                254
                                                                       -------------      -------------
                               Total current assets                         181,179            108,416

Property and equipment - at cost, less
   accumulated depreciation                                                 179,807            186,441

Other  assets:
Financing charges net of amortization                                       120,426            196,927
Deposits and other assets                                                         -                  -
                                                                       -------------      -------------
                                                                       $    481,412       $    491,784
                                                                       =============      =============

                         LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
                         --------------------------------------------------

Current  liabilities:
Cash disbursed in excess of available balances                         $          -       $          -
Accounts payable and accrued expenses                                       738,659          1,150,630
    Convertible debentures                                                3,100,000          3,200,000
    Notes payable - Related Parties                                       1,596,386          1,492,431
                                                                       -------------      -------------
                     Total current liabilities                            5,435,045          5,843,061

Deficiency in Stockholders' equity
Preferred stock                                                                   -                  -
Common stock                                                                 29,145             23,854
Additional paid-in capital                                               22,706,126         21,893,872
Stock subscription receivable                                            (1,000,000)        (1,000,000)
Deficiency in retained earnings                                         (26,688,904)       (26,269,003)
                                                                       -------------      -------------
       Total deficiency in stockholders' equity                          (4,953,633)        (5,351,277)
                                                                       -------------      -------------
                                                                       $    481,412       $    491,784
                                                                       =============      =============

              The accompanying notes are an integral part of these financial statements


                                  COLLABORATIVE FINANCIAL NETWORK GROUP, INC
                     CONDENSED CONSOLIDATED STATEMENTS OF LOSSES AND COMPREHENSIVE LOSSES
                                                  (UNAUDITED)

                                     For the Three     For the Three       For the nine        For the nine
                                     Months Ended      Months Ended        Months Ended        Months Ended
                                     Dec 31, 2001      Dec 31, 2000        Dec 31, 2001        Dec 31, 2000
Revenues:
Fee income                           $    546,395       $  1,175,322       $  2,137,162       $  2,915,190
                                     -------------      -------------      -------------      -------------
                                          546,395          1,175,322          2,137,162          2,915,190
Costs and expenses:
Selling,  general  and
administrative                            616,527          3,644,513          2,436,905         10,758,909
Deprecation and
amortization                               25,500            186,435             88,616            419,181
Interest expense                           48,843             75,555            121,265            204,071
                                     -------------      -------------      -------------      -------------
                                          690,870          3,906,503          2,646,786         11,382,161
                                     -------------      -------------      -------------      -------------
Operating loss                           (152,092)        (2,731,181)          (509,624)        (8,466,971)
Interest income                                 -
Realized gain or (loss) on
securities available-for-sale                   -                                                   7,938
                                     -------------      -------------      -------------      -------------
Net loss before provision for            (152,092)        (2,731,181)          (509,624)        (8,459,033)
income tax
Income tax (benefit) or expense                 -                  -
Net Loss                             $   (152,092)      $ (2,731,181)          (509,624)        (8,459,033)
                                     -------------      -------------      -------------      -------------
Other comprehensive
income, net of tax:
Unrealized holding gains
losses) on  securities
available-for-sale arising
during the period                               -                  -
                                     -------------      -------------      -------------      -------------
Comprehensive Loss                   $   (152,092)      $ (2,731,181)          (509,624)        (8,459,033)
                                     =============      =============      =============      =============
Net loss per common
share (basic and
assuming dilution)                   $      (0.01)      $      (0.13)             (0.18)             (0.47)
                                     =============      =============      =============      =============
Weighted average common
shares Outstanding                     28,811,538         20,659,179         27,419,238         18,162,775

                   The accompanying notes are an integral part of these financial statements


                             COLLABORATIVE FINANCIAL NETWORK GROUP, INC.
                           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                             (UNAUDITED)

                                                    For the nine Months  For the  nine Months
                                                     Ended Dec 31,2001    Ended Dec 31,2000
                                                    -------------------  --------------------
Cash flows from operating activities:
  Net income (loss) from operating activities             $   (509,624)      $ (8,459,033)
  Adjustments to reconcile net income to net cash:
  Depreciation and amortization                                 88,616            419,181
    Common stock issued in exchange for services                 2,295          5,697,445
    Common stock issued in exchange for debt                   815,250          2,146,392

(Increase) decrease in:
    Accounts receivable                                        (81,590)                 -
    Other assets and adjustments                                   254           (691,499)
    Increase (decrease) in:
    Accounts payable, accrued expenses and other              (501,054)         2,517,510
                                                          -------------      -------------
Net cash used by operating activities                         (185,853)         1,637,934
Cash flows used in investing activities:
    Capital expenditures                                      (193,681)          (177,613)
    Note receivable                                                  -                  -
    Capitalized software & Development                                         (2,206,307)
                                                          -------------      -------------
Net cash used in investing activities                         (193,681)        (2,383,920)
Cash flows (used in)/provided by
    financing  activities:
    Repayment of loans                                            (745)                 -
    Proceeds from convertible debentures                             -            750,000
    Proceeds from sale of common stock                               -             66,250
                                                          -------------      -------------
Net cash flows from financing activities                          (745)           816,250

Net increase (decrease) in cash and cash equivalents            (8,573)           (70,264)

Cash and cash equivalents at beginning of period                 8,573             24,671
                                                          -------------      -------------
Cash and cash equivalents at end of period                $          -       $     94,935
                                                          =============      =============

Supplemental  Information:
Interest paid                                             $          -       $      8,733
Taxes paid                                                           -                  -
Common stock issued in exchange for services                     2,295          5,697,445
Common stock issued in exchange for acquisitions                     -         13,913,724
Common stock issued in reduction of debt                       815,250          2,146,392

              The accompanying notes are an integral part of these financial statements

                   COLLABORATIVE FINANCIAL NETWORK GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                                   (UNAUDITED)

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

Basis of Presentation
---------------------

Collaborative Financial Network Group, Inc., formerly eFinancial Depot.com, Inc., ("the Company"), which is incorporated under the state laws of Delaware, is an Internet financial portal, offering a full spectrum of financial services and investment information on the World Wide Web. The Company is developing a proprietary information system consisting of integrated financial web pages and featuring an online investment-related community through Talk-stock.com ("Talk Stock"), and , mortgage services through Westcor Mortgage, Inc. ("Westcor") and commercial insurance brokerage services through Eznow Insurance, Inc. ("Eznow") These activities are conducted primarily in North America.

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

                   COLLABORATIVE FINANCIAL NETWORK GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                                   (UNAUDITED)

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

Description of Company
----------------------

The Company is an Internet financial based company, offering a full spectrum of financial services and investment information on the World Wide Web. The Company is developing a proprietary information system consisting of integrated financial web pages and featuring mortgage services through Westcor Mortgage, Inc.

Forward Looking Statements
--------------------------

This Form 10-QSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements included herein that address activities, events or developments that the Company expects, believes, estimates, plans, intends, projects or anticipates will or may occur in the future, are forward-looking statements. Actual events may differ materially from those anticipated in the forward-looking statements. Important risks that may cause such a difference include: general domestic and international economic business conditions and increased competition in the Company's markets and products. Other factors may include the availability and terms of capital, and/or research and/or increases in operating and supply costs. Market acceptance of existing and new products, rapid technological changes, availability of qualified personnel may also be factors. Changes in the Company's business strategies and development plans and changes in government regulation could adversely affect the Company. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate. There can be no assurance that the forward-looking statements included in this filing will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company that the objectives and expectations of the Company would be achieved.

THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000
---------------------------------------------

Revenue
-------
The Company's revenues decreased $628,927 or 54 % to $ 546,395 during the Third quarter of 2001 as compared to $ 1,175,322 of revenues during the same period in 2000. Trade-Fast, which was purchased on June 8, 2000, generated approximately $ 359,053 of revenues during the three months ended December 31, 2001.

Costs and Expenses
------------------

The Company's costs and expenses decreased from $ 3,906,503 during the quarter ended December 31, 2000 to $ 690,870 during the Second quarter of 2001. Selling, general and administrative expenses decreased $ 3,027,986.

During the three months ended December 31, 2001, the Company incurred $48,843 of interest expense in connection with its $3,100,000 of convertible debt outstanding at December 31, 2001.

NINE MONTHS ENDED DECEMBER 31, 2001 AND 2000

Revenue
-------
The Company's revenues decreased $ 778,028, or 27 % to $ 2,137,162 during the nine months ended December 31, 2001 as compared to $ 2,915,190 of revenues during the same period in 2000. Trade-Fast, which was purchased on June 8, 2000, generated approximately $ 1,450,951 of revenues during the nine months ended December 31, 2001.

Costs and Expenses
------------------

The Company's costs and expenses decreased from $ 11,382,161 during the nine months ended December 31, 2000 to $ 2,646,786 during the same period of 2001. Selling, general and administrative expenses decreased $ 8,322,004. In addition to incurring costs associated with implementing the Company's business plan (i. e., travel, transportation, professional fees, and consulting fees) during the nine months ended December 31, 2001; the Company issued common stock to consultants and employees in lieu of compensation.

During the nine months ended December 31, 2001, the Company incurred $121,265 of interest expense in connection with its $3,100,000 of convertible debt outstanding at December 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

As of December 31, 2001, the Company had a deficit in working capital of $5,253,866 compared to a deficit of $ 5,734,645 at March 31, 2001, an increase in working capital of $ 480,779. The increase in working capital was substantially due to the exchange of $ 815,250 of the Company's common stock for amounts due vendors at December 31, 2001 as compared to March 31, 2001.

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

As the Company continues to sustain itself, the Company will incur additional costs for personnel. In order for the Company to attract and retain quality personnel, the Company anticipates it will continue to offer competitive salaries, issue common stock to consultants and employees, and grant Company stock options to current and future employees

The Company's independent certified public accountants have stated in their report included in the Company's March 31, 2001 Form 10KSB, as amended, that the Company has incurred operating losses since its inception, and that the Company is dependent upon management's ability to develop profitable operations. These factors among others may raise substantial doubt about the Company's ability to continue as a going concern.

The effect of inflation on the Company's revenue and operating results was not significant The Company's operations are located primarily in North America and there are no seasonal aspects that would have a material effect on the Company's financial condition or results of operations.

The past nine months have seen the domestic markets reeling from economic stress due greatly to the events surrounding September 11th The equity markets and venture capitalists have imploded leaving a great void for companies in the need of growth capital. This malaise has had a broad effect on operations. The Company is contemplating any and all alternatives to enhance shareholder value.

         Currently, finance is needed for:
a)       Completion of funding for acquisition and expansion of Westcor Mortgage
         Inc.
b)       Completion and funding for acquisition and build out of EZ-Now
         Insurance Inc.
c)       Completion of the Build out of the IMI Web licensed application
d)       A global marketing campaign
e)       Working Capital

The opportunities that present themselves in this market may be in the form of strategic alliances with financial institutions seeking to outsource and expand their base of operations without large capital expenditures or a company seeking entry to the public markets. The Company has broadened its search for growth catalysts, and has continued on a more forward thinking, "outside of the box" mentality. The financial condition of the Company continues to be weak. The resolve of Management continues to be determined and focused on improving shareholder value.

The Traditional avenues of venture capital continue to be restricted as has been the case over the past year and half. Our greatest potential for growth and profitability likely will come in the form of a Strategic Alliance or merger. Operating capital for the company has come mainly from its principals and key shareholders.

The absence of growth capital has stymied the expansion of our operating division. Westcor has continued to reach record growth due in part to the reduction of mortgage lending rates and the unprecedented appetite for refinancing.

The Company was noticed on the default of the Convertible Debenture held by the Canadian Advantage Limited Partnership (CALP) of approximately 5.5 million dollars. CALP has agreed to the transfer of TradeFast and future consideration to satisfy the debt. CALP is working amicably with The Company on the resolution of this matter and the future of The Company. The Company anticipates closing on this transaction during the current quarter. It should be noted that Tradefast has been the dominant operating entity of The Company and this event will have a significant effect on The Company's ability to continue to operate.

If the company were to obtain the required funding in the near term, to allow sufficient development capital to be applied to growing the business these results could possibly improve radically. If sufficient funding is not obtained in a timely manner, these results could be negatively effected, or in fact cease entirely.

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

                           PART II- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None

ITEM 2. CHANGES IN SECURITIES.

        (a)      None
        (b)      None
        (c)      None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None.

ITEM 5. OTHER INFORMATION.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        On October 29, 2001 the Company filed a report on 8-K announcing that the Company received the resignation of its certifying accountant, Peter Stefanou, LLP. The Company is in the process of engaging a new auditor as its certifying accountant as of October 29, 2001 for the Company's fiscal year ending March 31, 2002.

     SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLLABORATIVE FINANCIAL NETWORK GROUP, INC.

     By:   /s/ Jeffrey Michael
          ----------------------------------
           Jeffrey Michael, President

     Date: February 14, 2001