Form 10QSB/A
period 2001-06-30
COLLABORATIVE FINANCIAL NETWORK GROUP INC
filed 2002-02-28
CIK 1092310

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               Amendment No. 1 to
                                  FORM 10-QSB/A


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


   2250-1875 CENTURY PARK EAST
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

            Condensed Consolidated Statements of Losses and Comprehensive Losses for the Three Months Ended December 31, 2001 and 2000 and for the Nine Months Ended December 31, 2001 and 2000

            Condensed Consolidated Statements of Cash Flows for the Three Months Ended December 31, 2001 and 2000 and for the Nine Months Ended December 31, 2001 and 2000

            Notes to Consolidated Financial Statements December 31, 2001

Item 2.     Management's Discussion and Analysis or Plan of Operation

PART II.    OTHER  INFORMATION

Item 1.     Legal Proceedings

Item 2.     Changes in Securities

Item 3.     Defaults Upon Senior Securities

Item 4.     Submission of Matters to a Vote of Security Holders

Item 5.     Other Information

Item 6.     Exhibits and Reports on Form 8-K

                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS.


                     COLLABORATIVE FINANCIAL NETWORK GROUP, INC.
                        CONDENSED CONSOLIDATED BALANCE SHEET


                                                      Dec  31,2001   March  31, 2001
                                                       (UNAUDITED)
                                                      -------------   -------------
                                       ASSETS
                                       ------

Current assets:
Cash and equivalents                                  $         --    $      8,573
Accounts receivable, less allowance for
   doubtful accounts                                       181,179          99,589
Prepaid expenses                                                --             254
                                                      -------------   -------------
                               Total current assets        181,179         108,416

Property and equipment - at cost, less
   accumulated depreciation                                179,807         186,441


Other assets:
Financing charges net of amortization                      120,426         196,927
Deposits and other assets                                       --              --
                                                      -------------   -------------
                                                      $    481,412    $    491,784
                                                      =============   =============

                 LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
                 --------------------------------------------------

Current liabilities:
Cash disbursed in excess of available balances        $         --    $         --
Accounts payable and accrued expenses                      738,659       1,150,630
    Convertible debentures                               3,100,000       3,200,000
    Notes payable - Related Parties                      1,596,386       1,492,431
                                                      -------------   -------------
                     Total current liabilities           5,435,045       5,843,061

Deficiency in Stockholders' equity
Preferred stock                                                 --              --
Common stock                                                29,145          23,854
Additional paid-in capital                              22,706,126      21,893,872
Stock subscription receivable                           (1,000,000)     (1,000,000)
Deficiency in retained earnings                        (26,688,904)    (26,269,003)
                                                      -------------   -------------
       Total deficiency in stockholders' equity         (4,953,633)     (5,351,277)
                                                      -------------   -------------
                                                      $    481,412    $    491,784
                                                      =============   =============

      The accompanying notes are an integral part of these financial statements



                               COLLABORATIVE FINANCIAL NETWORK GROUP, INC
                  CONDENSED CONSOLIDATED STATEMENTS OF LOSSES AND COMPREHENSIVE LOSSES
                                               (UNAUDITED)



                                         For the Three    For the Three   For the Nine    For the nine
                                          Months Ended    Months Ended    Months Ended    Months Ended
                                          Dec 31, 2001    Dec 31, 2000    Dec 31, 2001    Dec 31, 2000
                                          -------------   -------------   -------------   -------------
Revenues:
Fee income                                $    546,395    $  1,175,322    $  2,137,162    $  2,915,190
                                          -------------   -------------   -------------   -------------
                                               546,395       1,175,322       2,137,162       2,915,190


Costs and expenses:
Selling, general and                           526,804       3,644,513       2,347,182      10,758,909
  administrative
Deprecation and                                 25,500         186,435          88,616         419,181
  amortization
Interest expense                                48,843          75,555         121,265         204,071
                                          -------------   -------------   -------------   -------------
                                               601,147       3,906,503       2,557,063      11,382,161
                                          -------------   -------------   -------------   -------------
Operating loss                                 (54,752)     (2,731,181)       (419,901)     (8,466,971)
Interest income                                     --
Realized gain or (loss) on                          --                                           7,938
  securities
  available-for-sale
                                          -------------   -------------   -------------   -------------

Net loss before provision for                  (54,752)     (2,731,181)       (419,901)     (8,459,033)
  income tax
Income tax (benefit) or expense                     --              --
                                          -------------   -------------   -------------   -------------
Net Loss                                  $    (54,752)   $ (2,731,181)   $   (419,901)   $ (8,459,033)
                                          -------------   -------------   -------------   -------------

Other comprehensive income, net of tax:
Unrealized holding gains                            --              --
  losses on securities
  available-for-sale arising
  during the period
                                          -------------   -------------   -------------   -------------

Comprehensive Loss                        $    (54,752)   $ (2,731,181)   $   (419,901)   $ (8,459,033)
                                          =============   =============   =============   =============
Net loss per common                       $      (0.01)   $    (0.13)  $   (0.18)  $    (0.47)
share (basic and
assuming dilution)
                                          =============   =============   =============   =============

Weighted average                            28,811,538      20,659,179      27,419,238      18,162,775
common shares
Outstanding
                                          =============   =============   =============   =============

                The accompanying notes are an integral part of these financial statements




                     COLLABORATIVE FINANCIAL NETWORK GROUP, INC.
                    CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                     (UNAUDITED)

                                                       For the nine    For the nine
                                                       Months Ended    Months Ended
                                                       Dec 31, 2001    Dec 31, 2000
                                                       -------------   -------------
Cash flows from operating activities:
  Net income (loss) from operating activities          $   (419,901)   $ (8,459,033)
  Adjustments to reconcile net income to net cash:
  Depreciation and amortization                              88,616         419,181
    Common stock issued in exchange for services              2,295       5,697,445
    Common stock issued in exchange for debt                815,250       2,146,392

(Increase) decrease  in:
    Accounts receivable                                     (81,590)             --
    Other assets and adjustments                                254        (691,499)
    Increase (decrease) in:
    Accounts payable, accrued expenses and other           (511,971)      2,517,510
                                                       -------------   -------------
Net cash used by operating activities                      (107,047)      1,637,934
Cash flows used in investing activities:
    Capital expenditures                                     (5,481)       (177,613)
    Note receivable                                              --              --
    Capitalized software & Development                           --      (2,206,307)
                                                       -------------   -------------
Net cash used in investing activities                        (5,481)     (2,383,920)
Cash flows (used in)/provided by
    financing activities:
    Repayment of loans                                      103,955              --
    Proceeds from convertible debentures                         --         750,000
    Proceeds from sale of common stock                           --          66,250
                                                       -------------   -------------
Net cash flows from financing activities                    103,955         816,250

Net increase (decrease) in cash and cash equivalents         (8,573)        (70,264)

Cash and cash equivalents at beginning of period              8,573          24,671
                                                       -------------   -------------
Cash and cash equivalents at end of period             $         --    $     94,935
                                                       =============   =============

Supplemental Information:
Interest paid                                          $         --    $      8,733
Taxes paid                                                       --              --
Common stock issued in exchange for services                  2,295       5,697,445
Common stock issued in exchange for acquisitions                 --      13,913,724
Common stock issued in reduction of debt                    815,250       2,146,392


      The accompanying notes are an integral part of these financial statements

                                          4

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended March 31, 2002. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's March 31, 2001 annual report included in SEC Form 10-KSB, as amended.

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

The management services segment provides services to New World Securities, a registered broker-dealer, who licenses a securities trading platform providing securities trading servicesSA . The segment's customers are located primarily in North America.

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

THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000

Revenue
-------

The Company's revenues decreased $628,927, or 54% to $546,395 during the third quarter of 2001 as compared to $1,175,322 of revenues during the same period in 2000. Trade-Fast, which was purchased on June 8, 2000, generated approximately $359,053 of revenues during the three months ended December 31, 2001.

Costs and Expenses
------------------

The Company's costs and expenses decreased from $3,906,503 during the quarter ended December 31, 2000 to $690,870 during the second quarter of 2001. Selling, general and administrative expenses decreased $3,027,986.

During the three months ended December 31, 2001, the Company incurred $48,843 of interest expense in connection with its $3,100,000 of convertible debt outstanding at December 31, 2001.

NINE MONTHS ENDED DECEMBER 31, 2001 AND 2000

Revenue
-------

The Company's revenues decreased $778,028, or 27% to $2,137,162 during the nine months ended December 31, 2001 as compared to $2,915,190 of revenues during the same period in 2000. Trade-Fast, which was purchased on June 8, 2000, generated approximately $1,450,951 of revenues during the nine months ended December 31, 2001.

Costs and Expenses
------------------

The Company's costs and expenses decreased from $11,382,161 during the nine months ended December 31, 2000 to $2,646,786 during the same period of 2001. Selling, general and administrative expenses decreased $8,322,004. In addition to incurring costs associated with implementing the Company's business plan (i.e., travel, transportation, professional fees, and consulting fees) during the nine months ended December 31, 2001; the Company issued common stock to consultants and employees in lieu of compensation.

During the nine months ended December 31, 2001, the Company incurred $121,265 of interest expense in connection with its $3,100,000 of convertible debt outstanding at December 31, 2001.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

As of December 31, 2001, the Company had a deficit in working capital of $5,253,866 compared to a deficit of $5,734,645 at March 31, 2001, an increase in working capital of $ 480,779. The increase in working capital was substantially due to the exchange of $815,250 of the Company's common stock for amounts due vendors at December 31, 2001 as compared to March 31, 2001.

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

          Currently, finance is needed for:\

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

ONLINE TRADING APPLICATION. The online trading application, IMIweb, is exclusively licensed from IMI Bank S.p.A of Milano, Italy ("IMI Bank"). The system allows access to most major U.S. and European stock exchanges, providing:
Real-time stock quotes, Market news, Other coveted financial services, Very fast execution technology, and International Order Routing System. In order to maintain the licensing exclusivity, the Company must meet certain minimums. There can be no assurances however that the Company can meet these minimums, and failure to do so, may result in material changes to the Company's online trading services. IMI Bank also has certain co-branded agreements in London, Ireland, and Scotland.

FUTURE SERVICES

ONLINE MORTGAGES. Through its subsidiary, Westcor Mortgage, the Company will have the ability to offer online competitive mortgages, as well as direct to consumer loans in Canada and in the near future the U.S. Westcor has a history of profitability and has a very strong lending alliance that will attribute to the aggressive plan for the expansion of its services. This service will be offered to banking and trading institutions as a value-added service to their clients.

EDUCATION. The Company plans to provide in-depth training and education geared toward investors. This service supports the other offerings of the Company and can be used to educate clients about these services with information such as; important regulatory or industry requirements, professional licensing courses and testing, continuing education requirements, and references to independent sources to answer or research almost any aspect of the online financial services experience. The Company intends on establishing strategic partnerships with the New York Institute of Finance, College of Financial Planning and other financial education organizations.

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

The Company's revenues depend on the number of users who visit and purchase goods and services through the Websites and the number of businesses who utilize the Websites to advertise and sell their products and services. Any system interruptions that result in the unavailability of the Websites or reduced order fulfillment performance would reduce the volume of goods sold and the attractiveness of the Company's product and service offerings.

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

COLLABORATIVE  FINANCIAL  NETWORK  GROUP,  INC.

     By:   /s/ Jeffrey Michel
        ----------------------------------
         Jeffrey Michel,  President



     Date:  February 14, 2002